Form 10-Q
period 1996-07-31
ENGLE HOMES INC /FL
filed 1996-09-10
CIK 880034

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         July 31, 1996

                                        OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

For Quarter Ended         Commission file number    0-19633


                                   ENGLE HOMES, INC.
               (Exact name of registrant as specified in its charter)


      FLORIDA                                   59-2214791
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)


   123 N.W. 13th Street
   Boca Raton, Florida                                33432
(Address of principal executive offices)            (Zip code)

(Registrant's telephone number, including area code)(561) 391-4012

                                       NONE
     (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to filing requirements for the past 90 days.
YES   x     NO

Number of shares of common stock outstanding as of July 31, 1996: 6,929,200

                    PART I. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS

               ENGLE HOMES, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets
                    (Dollars in thousands)
                                                 July 31, October 31,
                                                  1996      1995
                                                 Unaudited
                    ASSETS

CASH
  Unrestricted                                    $   2,350 $   2,967
  Restricted                                          9,599     4,257
PROCEEDS DUE FROM CLOSINGS                            7,993     6,176
INVENTORIES AND PROPERTIES HELD FOR
  DEVELOPMENT OR SALE                               210,030   196,788
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES           1,649     1,876
PROPERTY AND EQUIPMENT, net                           3,312    16,435
OTHER ASSETS                                         17,970    10,646
GOODWILL                                              6,048     6,300
MORTGAGE LOANS HELD FOR SALE                         12,639     6,473
                                                  --------- ---------
     TOTAL ASSETS                                 $ 271,590 $ 251,918
                                                  ========= =========
                  LIABILITIES
ACCOUNTS PAYABLE                                  $  11,128 $   8,595
ACCRUED EXPENSES                                      6,159     5,113
DEPOSITS, primarily for residential homes
  contracted to be sold                              14,496     9,219
BORROWINGS                                           77,603    77,454
SENIOR NOTES PAYABLE (including $5,390 to
  related parties)                                   40,000    40,000
CONVERTIBLE SUBORDINATED NOTES                       30,000    30,000
DEFERRED INCOME TAX                                     958       958
FINANCIAL SERVICES BORROWINGS                        12,639     6,473
                                                  --------- ---------
     TOTAL LIABILITIES                            $ 192,983 $ 177,812
                                                  --------- ---------

               SHAREHOLDERS' EQUITY

PREFERRED STOCK, $.01 par, share authorized
  1,000,000, none issued
COMMON STOCK, $.01 par, shares authorized
  25,000,000; issued and outstanding 6,929,200           69        69
ADDITIONAL PAID-IN CAPITAL                           48,523    48,523
RETAINED EARNINGS                                    30,015    25,514
                                                  --------- ---------
     TOTAL SHAREHOLDERS' EQUITY                      78,607    74,106
                                                  --------- ---------
                                                  $ 271,590 $ 251,918
                                                  ========= =========



See accompanying notes to condensed consolidated financial statements.

                                        2

                         ENGLE HOMES, INC. AND SUBSIDIARIES
                         Consolidated Statements of Income
                                   (Unaudited)
                       (In thousands, except per share data)
                                         THREE MONTHS ENDED  NINE MONTHS ENDED
                                              JULY 31,            JULY 31,
                                          1996      1995       1996      1995
REVENUES
  Sales of homes                        $ 83,458  $ 57,801  $ 202,191 $ 158,195
  Sales of land                            4,218     5,816     16,875    10,227
  Rent and other                             337       448      1,239     1,191
  Financial services income                  546       471      1,250       628
                                        --------  --------  --------- ---------
                                          88,559    64,536    221,555   170,241
                                        --------  --------  --------- ---------

COSTS AND EXPENSES
  Cost of sales - homes
     Land and construction                72,171    50,330    175,014   136,749
  Cost of sales - land
     Land and improvements                 3,737     4,836     14,909     8,405
Selling, marketing, general and
  administrative                           7,948     5,790     20,756    16,312
Depreciation and amortization                713       875      2,276     2,654
                                        --------  --------  --------- ---------
                                          84,569    61,831    212,955   164,120
                                        --------  --------  --------- ---------

INCOME BEFORE TAX                          3,990     2,705      8,600     6,121
Provision for income taxes                 1,516     1,028      3,268     2,326
                                        --------  --------  --------- ---------
NET INCOME                              $  2,474  $  1,677  $   5,332 $   3,795
                                        ========  ========  ========= =========
Net income per share
  Primary                               $   0.35  $   0.24  $    0.75 $    0.54
                                        ========  ========  ========= =========
  Fully diluted                         $   0.30  $   0.21  $    0.66 $    0.49
                                        ========  ========  ========= =========
Shares used in earnings per share
calculations
  Primary                                  7,120     7,017      7,120     6,974
  Fully diluted                            9,263     9,163      9,263     9,117













See accompanying notes to condensed consolidated financial statements.

                                             3

                      ENGLE HOMES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statement of Shareholders' Equity
                   For the Nine Months Ended July 31, 1996
                                 (Unaudited)
                               (In thousands)

                                          ADDITIONAL
                          COMMON STOCK     PAID-IN     RETAINED
                         SHARES  AMOUNT     CAPITAL    EARNINGS    TOTAL
Amounts at October 31,
1995                      6,929   $ 69    $  48,523    $ 25,514  $ 74,106

  Net Income for the
  Nine Months Ended
  July 31, 1996                                           5,332     5,332

  Dividends to
  Shareholders                                             (831)     (831)
                         ------  ------   ----------   --------- ---------
Amounts at
July 31, 1996             6,929   $ 69    $  48,523    $ 30,015  $ 78,607
                         ======  ======   ==========   ========= =========





























See accompanying notes to condensed consolidated financial statements.

                                             4

                      ENGLE HOMES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  (In thousands)
                                                          NINE MONTHS ENDED
                                                               JULY 31,
                                                           1996        1995
NET CASH REQUIRED BY OPERATING
   ACTIVITIES                                          $ (11,389)  $ (46,318)
                                                       ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net dispositions (acquisitions) of property
   and equipment                                          11,456      (1,253)
                                                       ----------  ----------
   Net cash provided (required) by investing
   activities                                             11,456      (1,253)
                                                       ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in borrowings                                 58,505      55,144
   Repayment of borrowings                               (58,358)     (9,896)
   Dividends to shareholders                                (831)       (832)
                                                       ----------  ----------
   Net cash (required) provided by financing
   activities                                               (684)     44,416
                                                       ----------  ----------
NET DECREASE IN CASH                                        (617)     (3,155)


CASH AT BEGINNING OF PERIOD                                2,967       4,763
                                                       ----------  ----------
CASH AT END OF PERIOD                                  $   2,350   $   1,608
                                                       ==========  ==========




















See accompanying notes to condensed consolidated financial statements.

                                             5
                    ENGLE HOMES, INC. AND SUBSIDIARIES

          Notes to Condensed Consolidated Financial Statements


NOTE 1  BASIS OF PRESENTATION AND BUSINESS:

     These statements do not contain all information required by generally accepted accounting principles that are included in a full set of financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Engle Homes, Inc. and subsidiaries ("the Company") at July 31, 1996 and results of its operations and its cash flows for the period then ended and period ended July 31, 1995. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Form 10-K for the year ended October 31, 1995. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

     Income per share has been computed using the weighted average number of common shares outstanding. Such computations are further adjusted for fully diluted purposes by assuming conversion of the $30,000,000 7% Convertible Subordinated Notes (the "Convertible Subordinated Notes") and elimination of related interest incurred during the period, resulting in an increase in net income after taxes, of $751,000 and $287,000 for the nine months and three months ended July 31, 1996.

     Engle Homes, Inc. and subsidiaries is engaged principally in construction and sale of residential homes and land development in Florida; Dallas, Texas; Denver, Colorado; Raleigh, North Carolina; Virginia and Maryland. Ancillary products and services to its residential home building include land sales to other builders, operation of commercial properties, origination and sale of mortgage loans, and title transfer services. The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation.

NOTE 2 INVENTORIES AND PROPERTIES HELD FOR DEVELOPMENT OR SALE
       (Dollars in thousands)
                                                        JULY 31,       OCTOBER
                                                         1996           1995
Land and improvements for residential homes
under development                                      $ 156,360      $ 151,977

Residential homes under construction                      51,750         42,887

Land zoned for commercial development                      1,920          1,924
                                                       ---------      ---------
                                                         210,030        196,788
                                                       =========      =========
Investment in unconsolidated joint venture             $   1,649      $   1,876
                                                       =========      =========

See accompanying notes to condensed consolidated financial statements.

                                        6




NOTE 3 CAPITALIZATION OF INTEREST (Dollars in thousands)

     Included in inventory is the following:
                                 For the Three Months  For the Nine Months
                                     Ended July, 31       Ended July, 31
                                     1996      1995       1996     1995
Interest capitalized,
beginning of period                $ 16,202  $ 10,003  $ 13,092  $  6,690

Interest incurred and                 3,450     3,859    11,042    10,129
capitalized

Amortized to cost of sales           (3,162)   (1,637)   (7,644)   (4,594)
                                   --------- --------- --------- ---------

Interest capitalized, end
of period                          $ 16,490  $ 12,225  $ 16,490  $ 12,225
                                   ========= ========= ========= =========

NOTE 4 SHAREHOLDERS' EQUITY

     On August 8, 1996, the Company declared a cash dividend of $.04 per share to shareholders of record on September 6, 1996, which will be paid on September 27, 1996.




























                                        7
Part 1 - Item II
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following table sets forth for the periods indicated certain items of the Company's financial statements expressed as a percentage of the Company's total revenues:
                               For the Three             For the Nine
                                  Months                    Months
                               Ended July 31,           Ended July 31,
                               1996     1995            1996     1995
Sales of homes                94.2%     89.6%          91.3%     92.9%

Sales of land                  4.8       9.0            7.6       6.0

Rent and other                  .4        .7             .5        .7

Financial services
income                          .6        .7             .6        .4

Selling, marketing,
general and
administrative expense         8.9       9.0            9.4       9.6

Net income                     2.8       2.6            2.4       2.2

Backlog

     Sales of the Company's homes are generally made pursuant to a standard contract which requires a down payment of up to 10% of the sales price.  The contract includes a financing contingency which permits the customer to cancel in the event mortgage financing at prevailing interest rates (including financing arranged by the Company) is unobtainable within a specified period, typically four to six weeks.  The Company includes an undelivered home sale in its backlog upon execution of the sales contracts and receipt of the down payment.  Revenue is recognized only upon the closing and delivery of a home.
The Company estimates that the average period between the execution of a purchase agreement for a home and delivery is approximately six months.  The following table sets forth the Company's backlog for the periods indicated:
                                         July 31, 1996
                                     (dollars in thousands)
                                  1996                     1995
                            Units    Dollars         Units   Dollars
South Florida                 594  $ 132,900           473  $ 92,700
Orlando                       182     34,900           140    26,700
Tampa                          46      6,600            33     6,400
Texas                          89     14,400            25     5,200
Denver                        127     23,100            68    13,000
Virginia/Maryland              60     12,800            27     7,300
North Carolina                 59  $  11,600            14     2,800
                            -----  ---------        ------  --------
TOTAL                       1,157  $ 236,300           780  $154,100
                            =====  =========        ======  ========

                                           8
   The increase in backlog at July 31, 1996 was due in part to improved new home sales contract activity during the three months ended July 31, 1996 which increased 7% to $84.8 million (430 contracts) compared to $79.0 million (398 contracts) in the comparable quarter.

Result of Operations:

Three Months Ended July 31, 1996 compared to July 31, 1995.

    The Company's revenues from home sales increased approximately $25.7 million (or 44.4%) during the three months ended July 31, 1996 as compared to the same period in fiscal 1995, as a result of an increase in the number of homes delivered (to 434 from 303). The average selling price of homes increased to $192,000 from $191,000. This increase is due in part by increased homes delivered in the Company's new divisions in Denver, CO; Dallas, TX; Raleigh, NC; Virginia and Maryland. The cost of home sales increased approximately $21.8 million (or 43.4%) from the comparable fiscal 1995 period primarily due to the related increase in home sales. The cost of home sales as a percentage decreased .6% (to 86.5% from 87.1). The increase in gross margin was primarily the result of the product mix of homes delivered. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

     The Company's revenues from land sales decreased approximately $1.6 million during the three months ended July 31, 1996, as compared to the same period in fiscal 1995, primarily as a result of lower sales of commercial land at Pembroke Falls, a master-planned community in South Florida.

     The Company's selling, marketing, general and administrative ("S,G&A") expenses increased approximately $2.2 million (or 37.3%) during the three months ended July 31, 1996, as compared to the corresponding fiscal 1995 period, primarily due to selling and marketing expenses associated with an increased number of homes delivered during the period. S,G&A expenses as a percentage of total revenues is comparable to the three months ended July 31, 1995.

     Primarily as a result of an increase in home sales revenues, net income increased by approximately $797,000 in the three months ended July 31, 1996 from the comparable period in fiscal 1995.

Nine Months Ended July 31, 1996 compared to July 31, 1995.

     The Company's revenues from home sales increased approximately $44.0 million (or 27.8%) during the nine months ended July 31, 1996 as compared to the same period in fiscal 1995 as a result of the increase in the number of homes delivered (to 1053 from 837) The average selling price of homes increased to $192,000 from $189,000. The cost of home sales increased approximately $38.3 million (or 28.0%) during the nine months ended July 31, 1996 as compared to the same period in fiscal 1995, primarily due to the related increase in home sales. Cost of home sales as a percentage of home sales revenues for the nine months ended July 31, 1996 increased .1% (to 86.5% from 86.4%). The increase in gross margin was primarily the result of the product mix of homes delivered. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

     The Company's revenues from land sales increased approximately $6.6 million during nine month period ended July 31, 1996 from the comparable fiscal 1995 period, primarily as a result of commercial land sales at Pembroke Falls, a master-planned community in South Florida.
                                        9
     The Company's selling, marketing, general and administrative ("S,G&A") expenses increased approximately $4.4 million (or 27.2%) during the nine months ended July 31, 1996, as compared to the corresponding fiscal 1995 period, primarily due to selling and marketing expenses associated with an increased number of homes delivered during the period. S,G&A expenses as a percentage of total revenues is comparable to the nine months ended July 31, 1995.

     Primarily as a result of an increase in home and land sales revenues and financial services income, which include Preferred Home Mortgage Company and Universal Land Title, Inc., net income increased by approximately $1.5 million for the nine month ended July 31, 1996 from the comparable period in fiscal 1995.

Liquidity and Capital Resources

     General. The Company's financing needs depend upon its construction volume, asset turnover and land acquisitions. Prior to the Company's initial public offering, the Company's most significant source of funds had been acquisition, development and revolving construction loans provided by financial institutions and seller financing for land purchases. In January 1992, the Company completed an initial public offering of its Common Stock and received net proceeds of approximately $27.3 million. The net proceeds were used primarily for the repayment of debt, land acquisitions and a dividend to then-existing shareholders. In February 1993, the Company issued an aggregate of $30.0 million principal amount of 7% Convertible Subordinated Notes due 2003, and received net proceeds of approximately $28.7 million. Approximately $8.4 million of such proceeds were used to repay certain land acquisition and construction loans, and the balance was used for general corporate purposes, including working capital, land acquisition and development.

     In March 1994, the Company sold, in a private placement, $40.0 million principal amount of 11.75% Senior Notes due 2000. The net proceeds of approximately $38.6 million from this private debt placement were used to repay a $10.0 million loan from Alec Engelstein, the Company's Chairman of the Board, President and Chief Executive Officer, and repay a portion of approximately $15.0 million of other borrowings under existing credit facilities, all of which borrowings had been incurred in connection with the Pembroke Falls land purchase. The balance of the proceeds were used for general corporate purposes, including working capital, land acquisition and development.

     At July 31, 1996, the Company had outstanding borrrowings of approximately $147.6 million and aggregate available funds of approximately $27.2 million pursuant to various construction related borrowing arrangements. The Company believes that funds generated from operations and expected borrowing availability under existing and future bank credit facilities will be sufficient to fund the Company's working capital requirements through at least fiscal 1996 with the exception of major land acquisitions. Major land acquisitions, such as the Company's purchase of Pembroke Falls, are expected to be at lease partially financed with additional equity or debt financing.

     At July 31, 1996, the Company also had outstanding borrowings of approximately $12.6 million pursuant to a credit line to service origination of mortgage loans and aggregate available funds of approximately $15.2 million under such line.

     Land Acquisition and Construction Financing. The Company is continually exploring opportunities to purchase parcels of land for its homebuilding operations and is, at any given time, in various stages of proposing, making offers for, and negotiating the acquisition of various parcels, whether outright or through options.


                                        10
     The Company has increased its land development activities due to Pembroke Falls and anticipated demand. The Company expects to pursue additional land acquisition and development opportunities in the future. However, the Company's ability to undertake significant additional projects is expected to depend in part upon the availability of financing on satisfactory terms. Numerous financial institutions have adopted more stringent lending policies, often as a result of regulatory agency measures. Consequently, the availability of borrowed funds, especially for the acquisition of land, has been reduced and lenders are now requiring increased equity commitments by borrowers in connection with both new loans and the extension of existing loans. To date, the Company has not had any significant difficulties in securing acquisition, development and construction financing and, except with respect to major land acquisitions, management believes that such financings will continue to be available on satisfactory terms. However, there can be no assurance that sufficient financing on satisfactory terms will continue to be available. In addition, the closing of $6.5 million binding land sale contracts at Pembroke Falls will further the Company's ability to acquire additional projects.

     Debt Service. In addition to land acquisition expenditures incurred by the Company, principal commitments during the next several years relate to repayment of debt. Scheduled and estimated maturities of the Company's borrowings aggregate approximately $28.5 million through July 31, 1997. The Company anticipates that it will fund the maturities of its debt and required expenditures relating to its developments primarily with cash flow from operations and existing credit lines, new or renewed credit lines or term loans.

     On August 29, 1996, the Company announced it has entered into two separate secured revolving credit facilities of $75 million and $48 million. NationsBank, N.A. (South) as agent, and Guaranty Federal Bank F.S.B., as participant, have provided the Company with a $75 million secured revolving credit agreement for acquisition, development and construction financing, maturing August 26, 1999, for properties in Florida, Texas, Colorado, Virginia and Maryland. In addition, the Company has entered into a $48 million secured revolving credit agreement maturing April 15,1999 with SunTrust, South Florida, N.A. The facility currently provides for acquisition, development and construction financing for the Company's Florida projects.

     Cash Flows. The Company experienced negative cash flows from operating activities during the nine months ended July 31, 1996. This is primarily the result of increased land development and construction activities at Pembroke Falls. Cash flow from investing activities during the nine months ended
July 31, 1996 increased primarily as a result of the sale of three commercial properties. They included the sale of the Company's 38,000 square foot shopping plaza located in Boca Raton, Florida on December 12, 1995, a 95 unit rental apartment complex in Orlando, Florida on December 29, 1995 and a 60,000 square foot mixed use office building located in Boca Raton, Florida on July 10, 1996. Such activities resulted in a net decrease in cash of approximately $617,000 for the nine months ended July 31, 1995. The Company expects improved cash flows in the fourth quarter of fiscal 1996 primarily due to an increase in deliveries of homes.

     The Company's mortgage company has established credit to finance the origination of its mortgage loans. Management does not anticipate that such expanded operations will significantly impact the Company's liquidity because the mortgages are generally sold within a short period of time after their origination to the Federal National Mortgage Association (FNMA) or other qualified investors. The mortgage company has the capability to retain the servicing of such loans.



                                        11

Part II - Other Information


Item 1-5  Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          Exhibit 11.  Statement Regarding Computation of Per Share Earnings.

                                   SIGNATURES


                    Pursuant to the requirements of the
                    Securities Exchange Act of 1934, the
                    registrant has duly caused this report
                    to be signed on its behalf by the
                    undersigned thereunto duly authorized.



                              ENGLE HOMES, INC.
                                (Registrant)


Date: September 3, 1996                           \s\ ALEC ENGELSTEIN
                                                       Alec Engelstein
                                                  Chief Executive Officer



Date: September 3, 1996                           \s\ DAVID SHAPIRO
                                                       David Shapiro
                                                  Chief Financial Officer

                         ENGLE HOMES, INC. AND SUBSIDIARIES

                                   EXHIBIT 11
          STATEMENT REGARDING COMPUTATION  OF EARNINGS PER SHARE
                               (In thousands)


                                                           July 31,1996
                                                   For the Three  For the Nine
                                                    Months Ended  Months Ended

FULLY DILUTED EARNINGS PER SHARE
Computation for Statement of Income

Reconciliation of net income to amount used for fully diluted computation in statement of income:

Net income per statement of income                      $ 2,474        $ 5,332

Interest on 7% convertible debentures
  reflected in cost of sales,
  net of tax effect (a)                                     287            751
                                                    ------------   -----------
Net income, adjusted                                    $ 2,761        $ 6,083
                                                    ============   ===========
Reconciliation of weighted average number of
  shares outstanding to amount used for fully
  diluted computation in statement of income:

Weighted average number of shares outstanding             6,929          6,929

Weighted average shares issuable from assumed
  exercise of 7% convertible debentures                   2,143          2,143

Additional dilutive effect of price guarantee
  on shares issued for acquisition of land                  191            191
                                                    ------------   -----------
Weighted average number of common shares
  as adjusted                                             9,263          9,263
                                                    ------------   -----------
Fully diluted earnings per share                           0.30           0.66
                                                    ============   ===========

(a) Interest incurred on the 7% convertible debentures is capitalized to inventory and amortized through costs of sales. The interest add back represents the current year amortization of capitalized interest.