Form 10-Q/A
period 1996-07-31
ENGLE HOMES INC /FL
filed 1996-12-09
CIK 880034

FORM 10-Q
                                  AMENDMENT 1
                     SECURITIES AND EXCHANGE COMMISSION

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



                              ENGLE HOMES, INC.
                                (Registrant)


Date:  December 9, 1996                       \s\ ALEC ENGELSTEIN
                                                  Alec Engelstein
                                          Chief Executive Officer



Date:  December 9, 1996                        \s\ DAVID SHAPIRO
                                                   David Shapiro
                                         Chief Financial Officer