Form 10-K
period 1996-10-31
ENGLE HOMES INC /FL
filed 1996-12-16
CIK 880034

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               Form 10-K
           x  Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934
               For the Fiscal Year Ended October 31, 1996
                                   or
          Transition Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934
For the transition period from ______________ to_______________.
                       Commission File No. 0-19633
                            Engle Homes, Inc.
          (Exact name of registrant as specified in its charter)

Florida                                          59-2214791
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

123 N.W. 13th Street
Boca Raton, Florida                                     33432
(Address of principle executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (407) 391-4012

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:
                    Common Stock (par value $.01 per share)
                             (Title of Class)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X      No

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this form 10-K.   x

     The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant as of December 10, 1996, was approximately $24,935,000 based on the $8.25 closing price for the Common Stock on the Nasdaq National Market on such date. For purposes of this computation, all executive officers and directors of the Registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the Registrant.

     The number of shares of Common Stock of the Registrant outstanding as of December 10, 1996 was 6,929,200.

                     Documents Incorporated by Reference

     Portions of the Registrant's definitive Proxy Statement relating to the Registrant's 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference into
Part III of this report.

                                 PART I
Item 1.   BUSINESS

General

     Engle Homes, Inc. (the "Company" or "Engle" ), a Florida Corporation, was formed in 1986, commenced business operations through predecessor entities in 1978. The Company designs, constructs, markets and sells single-family homes, townhomes, patio homes and condominiums in Florida; Denver, Colorado; Dallas, Texas; Raleigh, North Carolina; Virginia and Maryland. The Company entered the Denver market in June 1994 by acquiring the assets of a homebuilder in Denver, Colorado. In addition, the Company's subsidiaries include a mortgage company and a title company that provide ancillary services to homebuyers in its homebuilding divisions.

     The Company believes that its success has been due to its market oriented approach coupled with its emphasis on product and price diversification that caters to most segments of the home buying public, a policy that enables the Company to respond more rapidly to changing market conditions and the cyclical nature of the homebuilding industry.

Operating Policies

     The Company follows a number of basic operating policies which it believes enhances its competitive position and provides maximum flexibility:

     Cost Controls. The Company seeks to reduce its costs and risks by (i) obtaining required zoning entitlements prior to most acquisitions of land,
(ii) using subcontractors to perform home construction and site improvement work on a fixed price basis and (iii) using its position as a national homebuilder to obtain volume discounts on construction materials and favorable pricing from subcontractors.

     Criteria for Land Acquisitions. The Company selects its land for acquisition and development based upon a variety of factors, including (i) internal and external demographic and marketing studies, (ii) financial and legal reviews as to the feasibility of the proposed project, (iii) required governmental approvals, and (iv) senior management's judgment as to the real estate market, economic trends and the Company's experience in a particular market.

     Product Diversification. The Company's homes are designed to appeal to a wide variety of home buyers, including entry level and move-up buyers, retirees and second home seasonal buyers. Accordingly, the Company offers a number of home styles and price ranges at various locations in each market, including golf and waterfront communities in certain markets. The Company's product offerings include semi-custom estate homes, detached single-family residences, townhomes and semi-detached patio homes/duplexes. Sales prices presently range from approximately $72,000 to over $400,000, and the average sales price of homes delivered during fiscal 1996 was approximately $194,000. Management believes that the Company's long-standing policy of product diversification enables it to respond more rapidly to changing market conditions.

     Land Acquisition Diversification. As indicated above, the Company seeks to diversify by developing a number of communities at any one time in each market, with different products and sales prices, rather than devoting a substantial portion of its assets to any single project. The Company also seeks to diversify its land acquisitions by pursuing smaller developed and undeveloped parcels, primarily through rolling option agreements available for more immediate construction of homes. Engle also acquires, from time to time, larger parcels of land suited for master-planned communities, primarily in South Florida. In addition, the Company sometimes enters into partnerships or joint ventures to purchase and develop land where such arrangements are necessary to acquire the land or appear to be otherwise economically advantageous to the Company.

Land Acquisition and Development

     The Company generally acquires improved building lots ready for construction and, whenever feasible, obtains options enabling it to purchase improved lots. Whenever option lots are not available in desirable locations, Engle acquires tracks of land that require site improvements prior to the start of home construction. The Company also, from time to time, purchases large tracts of land with the intention of reselling portions of the tracts to other builders as a source of additional revenue. Thus, the Company purchased large tracts of land and sold parcels to other builders in connection with the development of its master planned communities, including Embassy Lakes, North Passage, Lakeside Green and currently, Pembroke Falls. Unlike the Company's more typical subdivision projects, the Company's master-planned communities have involved significantly larger tracts of land, greater planning and site improvement activities and the development of more extensive recreational facilities and related amenities. The Company's master-planned communities normally take five or more years to complete depending on the project's size, economic conditions prevailing at the time and the Company's strategy for the particular project. Engle's more traditional residential developments usually take two to three years to complete.

     Management believes that the Company's Pembroke Falls project exemplifies the opportunities available to the Company when developing master-planned communities. In February 1994, the Company acquired this approximate 1500 acre parcel located in southwest Broward County, Florida, a rapidly developing housing market. The purchase price for the Pembroke Falls parcel was $25.7 million, or approximately $17,100 per acre. The Company expects to build approximately 2000 single-family housing units and has sold to others all of the approximately 222 acres of land zoned for commercial and multi-family use. Through October 31, 1996, approximately $47.0 million in land sales contracts had been written, of which $29.7 million closed through fiscal 1996. Of the remaining $17.3 million in contracts, $6.5 million are binding contracts, and $10.8 million are contingent upon completion of an inspection period during the next ninety days. Management believes that the purchase of this relatively large parcel enabled the Company to obtain desirable land inventory in its core market for future development at a lower cost than if the Company had purchased smaller parcels available for immediate construction of homes.

     The Company's land purchase agreements are typically subject to numerous conditions, including, but not limited to, the Company's ability to obtain necessary zoning and other governmental approvals for the proposed subdivision. During the contingency period, the Company also confirms the availability of utilities, conducts hazardous waste and other environmental analysis, and completes its marketing feasibility studies.

     The Company expends considerable effort in developing a design and marketing concept for each of its subdivisions, which includes determination of size, style and price range of the homes and, in certain projects, layout
of streets, layout of individual lots and overall community design.   The
product line offered in a particular subdivision depends upon many factors, including housing generally available in the area, the needs of the particular market and the Company's costs of lots in the subdivision. The Company, where necessary, undertakes development activities that include government approvals, site planning, engineering, as well as constructing roads, sewer, water and drainage facilities and, where applicable for recreational facilities and other amenities.

     At October 31, 1996, the Company was marketing 22 subdivisions in South
Florida; 15 in Orlando; 7 in Tampa; 9 in Denver, CO; 7 in Dallas, TX; 6 in
Virginia/Maryland and 4 in Raleigh, NC.   The Company's residential real
estate inventory at October 31, 1996 was as follows:

                                                                        Lots Available
                               Homes Under Construction            for Future Construction
                            -------------------------------     -----------------------------
                Total Lots

Division        Available   Sold (1)  Speculative (2) Models    Sold(1)   Unsold      Options
South Florida    3,268(3)     309         51           17        248       2,137         506
Orlando, FL        996         84         32            6         81         647         146
Tampa, FL        1,205(4)       9          6            1         30         904         255
Naples, FL          59          1          7            3          1          47           0
Denver, CO         808         55         50            2         31         152         518
Dallas, TX         228         58         44           11         32          12          71
Virginia           339         19         23            3         13         115         166
Maryland            17          1          3            -          1          12           0
Raleigh, NC        343         37         13            1          6          70         216
                -------      -----      -----         ----      ------     ------      -------
Total            7,263        573        229           44        443       4,096       1,878
                =======      =====      =====         ====      ======     ======      =======

(1) Under contract, but not delivered. See the discussion of the Company's backlog under "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(2) Speculative units are unsold homes that are completed or under construction.
(3)   Includes 1962 remaining lots in Pembroke Falls.
(4)   Includes 911 remaining lots in Lake Bernadette.

/TABLE

Construction

     The Company acts as the general contractor for the construction of its residential developments. Company employees monitor the construction of each project, participate in all material design and building decisions, coordinate the activities of subcontractors and suppliers, subject their work to quality and cost controls and monitor compliance with zoning and building codes. Subcontractors typically are retained for a specified project pursuant to a contract which obligates the subcontractor to complete construction at a fixed price.

     The Company does not maintain significant inventories of construction materials except for work in process materials for homes under construction and a limited amount of other construction materials. Generally, the construction materials used in the Company's operations are readily available from numerous sources.

Marketing and Sales

     The Company sells its homes through primarily commissioned employees, who typically work from sales offices located at the model homes in each Engle subdivision, as well as cooperating independent brokers. In all instances, Company personnel are available to assist prospective buyers by providing them with floorplans, price information, tours of model homes and the selection of various options and upgrades. Options and upgrades are generally priced to have a positive effect on profit margins. Sales personnel are trained by the Company and attend periodic meetings to be updated on the availability of financing, construction schedules, marketing and advertising plans.

     The Company advertises in newspapers, magazines and on billboards. Engle also uses out-of-state home shows, radio, video tapes, direct mail advertising, special promotional events, illustrated brochures and model homes in its comprehensive marketing program. The Company also uses a cross-referral program that encourages Company personnel to direct customers to other Engle subdivisions based on the customers' needs.


Customer Service and Quality Control; Warranties

     The Company's customer service department is responsible for pre-closing and post-closing customer needs. Prior to closing, a Company employee accompanies the buyer on a home orientation and inspection tour. The Company is continuing with its objective to provide quality construction through on going training programs to maintain its high quality construction standards. The Company also provides home buyers with a limited warranty program which, in general, provides for a one-year warranty on workmanship and building materials and a ten-year structural warranty. In addition, the Company purchases, when required by local or state ordinances, builder liability insurance for major structural defects.


Financial Services

     The Company's financial services subsidiaries provide mortgage banking and title insurance services.

     Mortgage Banking.   In April 1992, the Company established Preferred
Home Mortgage Company ("PHMC"). PHMC is a full service mortgage banker which arranges financing through the origination of mortgage loans to the Company's homebuyers and to a lesser extent third party loans that are not associated with homes built by the Company. PHMC is an approved lender by the Federal National Mortgage Association (FNMA) to deliver loan origination and servicing of such loans as well as to other investors.

     During fiscal 1996, PHMC originated and sold (servicing released) approximately $113.0 million in mortgage loans, representing approximately 80% of the Company's homebuyers that requested mortgage financing. At October 31, 1996, PHMC was originating mortgages in all Engle homebuilding divisions.

     PHMC must comply with various federal and state laws and consumer credit rules and regulations in connection with its mortgage lending activities. In addition, the mortgage banking industry in the United States is highly competitive. PHMC competes with other mortgage companies and financial institutions to provide mortgage financing to both the Company's customers as well as the general public.

     Title Services. In September 1992, the Company purchased all the outstanding common stock of The Title Store, Inc. In May 1994, the Company acquired all the capital stock of Universal Land Title, Inc. (ULT), a company that sells, but does not underwrite, title policies and simultaneously merged with the Title Store, Inc. to form one company. ULT currently provides title services to the Company's homebuyers in Florida and Denver, Colorado, as well as third parties.

Government Regulation and Environmental Matters

     In developing housing communities, the Company must obtain the approval of numerous government authorities regulating such matters as permitted land uses and levels of density, the installation of utility services such as water and waste disposal and the dedication of acreage for open space, parks, schools and other community purposes. Several authorities in Florida and other states have imposed impact fees as a means of defraying the cost of providing certain governmental services to developing areas and the amount of these fees has increased significantly during recent years. Many state laws require the use of specific construction materials which reduce
the need for energy-consuming heating and cooling systems.   Local
governments also, at times, declared moratoriums on the issuance of building permits and imposed other restrictions in areas where sewage treatment facilities and other public facilities do not reach minimum standards. To date, the governmental approval processes and the restrictive zoning and moratoriums discussed above have not had a material adverse effect on the Company's development activities. However, there is no assurance that these and other restrictions will not adversely affect the Company in the future. The Company is also subject to a variety of Federal, State and local statutes, ordinances, rules and regulations concerning protection of health and the environment. The particular environmental laws which apply to any given community vary greatly according to the community site, the site's environmental conditions and the present and former uses of the site. These environmental laws may result in delays, cause the Company to incur substantial compliance and other costs and prohibit or severely restrict development in certain environmentally sensitive regions or areas. Prior to consummating the purchase of land, the Company engages independent environmental engineers to evaluate such land for the presences of hazardous or toxic materials, wastes or substances. The Company has not been materially affected to date by the presence or potential presence of such materials.

     To varying degrees, certain permits and approvals will be required to complete the residential developments currently being planned by the Company. The ability of the Company to obtain necessary approvals and permits for these projects is often beyond the Company's control, and could restrict or prevent the development of otherwise desirable property. The length of time necessary to obtain permits and approvals increases the carrying costs of unimproved property acquired for the purpose of development and construction. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations and their interpretation and application. To minimize these risks, the Company restricts land purchases to tracts that have zoning entitlements.

     In recent years, regulation by Federal and state authorities relating to the sale and advertising of residential real estate has also become more restrictive. In order to advertise and sell condominiums and other residential real estate in many jurisdictions, the Company has been required to prepare registration statements or other disclosure documents and, in some cases, to file such materials with designated regulatory agencies.

Competition and Market Factors

     The development and sale of residential properties is highly competitive and fragmented. The Company competes in each of its markets on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price, with numerous other national, regional and local homebuilders, including some builders with greater financial resources. The Company also competes for residential sales with individual sales of existing homes, available rental housing and, to a lesser extent, resales of condominiums. Management believes that the Company's primary competitive strengths have been (i) the location of its communities, and (ii) its reputation for service, innovative design and value pricing.

     The housing industry is cyclical and affected by consumer confidence levels, prevailing economic conditions generally and, in particular, by interest rate levels. A variety of other factors affect the housing industry and demand for new homes, including the availability of labor and materials and increases in the costs thereof, changes in costs associated with home ownership such as increases in property taxes and energy costs, changes in consumer preferences, demographic trends and the availability of and changes in mortgage financing programs.

Employees

     At October 31, 1996, the Company employed approximately 490 persons, including sales and marketing personnel, executive, administrative and clerical personnel, construction employees and financial services personnel.

     Although none of the Company's employees are covered by collective bargaining agreements, certain of the subcontractors which the Company engages are represented by labor unions or are subject to collective bargaining agreements. The Company believes that its relations with its employees and subcontractors are good.

Item 2.   PROPERTIES

     The Company's corporate office is located at 123 NW 13th Street,
Suite 300, Boca Raton, Florida 33432 where the Company leases 9,356 square feet of office space for a term expiring January 2001. Engle's building divisions, PHMC and ULT branch operations lease additional office space at various locations for their day-to-day operations. Management believes that the current leased offices are adequate for its needs for the foreseeable future. (See Note 4 of Notes to Consolidated Financial Statements for discussion of sale of commercial properties.)

Item 3.   LEGAL PROCEEDINGS

     The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's consolidated financial position or results of operations.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's 1996 fiscal year.

                             PART II


Item 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND
            RELATED STOCKHOLDER MATTERS

     Engle's Common Stock is traded on The Nasdaq National Market under the symbol "ENGL." The following table sets forth, for the periods indicated, the high and low closing sales price for the Common Stock, as reported on The Nasdaq National Market. As of December 10, 1996 there were approximately 95 shareholders of record. The closing sale price of the Company's Common Stock as reported on The Nasdaq National Market, on December 13, 1996, was $8.00.

                                  Year Ended October 31,
                                 1996                1995
                                 ----                ----
                             High    Low        High      Low
                            ------  -----      ------    -----
First Quarter               11.00    8.25       9.00      6.63
Second Quarter              10.25    7.63       8.50      7.00
Third Quarter                9.25    5.50       9.75      7.38
Fourth Quarter               8.50    6.88       9.25      8.00

     The Company has declared per share quarterly dividends as set forth in the following table.

                                     Cash Dividend
                                1996               1995
                                ----               ----
First Quarter                   $.04               $.04
Second Quarter                  $.04               $.04
Third Quarter                   $.04               $.04
Fourth Quarter(a)               $.04               $.04

------------------

(a) Dividends declared in November of 1995 and 1996.

     The Company has declared $.04 per share quarterly cash dividends in each fiscal quarter since the fiscal quarter ended April 30, 1992. The Company presently intends to continue to declare and pay quarterly cash dividends equal to $.04 per share of Common Stock. The payment of cash dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, results of operations, capital requirements, the Company's financial condition and such other factors as the Board of Directors may consider. There can be no assurance as to the amount, if any, or timing of cash dividends.

     The Company's loan agreements currently limit the amount of dividends that the Company may pay in any year to no more than 50% of the Company's net income for such year. Generally, the indenture for the Company's Senior Notes provides that the Company may not declare or pay any dividend or make certain other payments or take certain other actions (collectively, Restricted Payments) unless the aggregate amount of all Restricted
Payments declared or made after January 31, 1994 does not exceed the sum of
(i) 50% of the Company's cumulative Consolidated Net Income (as defined in the indenture) since January 31, 1994 plus (ii) cash proceeds to the Company from certain issuances of capital stock of the Company plus (iii) $1.0 million.

Item 6.                 SELECTED FINANCIAL DATA

     The following selected financial data as of and for the years ended October 31, 1996, 1995, 1994, 1993 and 1992 have been derived from the consolidated financial statements of the Company which have been audited by BDO Seidman, LLP, independent certified public accountants. The data should be read in conjunction with the Company's Consolidated Financial Statements, related notes and other financial information included elsewhere herein.

                          SELECTED FINANCIAL DATA
             (In thousands, except per share and unit amounts)

                                         Years Ended October 31,

                                996      1995      1994      1993    1992
                             --------  --------   --------  -------- ------
Income Statement Data:
Total revenues               $332,088  $244,528   $224,459  $137,386 $94,238
Income before income taxes     13,701     9,536     12,179    10,118   8,512
Provision for income taxes      5,206     3,624      4,604     3,820   2,422
Income before cumulative
  effect of change in
  accounting for income
  taxes                                              7,575
Cumulative effect of change
  in accounting for income
  taxes                                              1,332
Net income                   $  8,495  $  5,912   $  8,907  $  6,298 $ 6,090
                             ========   =======   ========   ======= =======
Pro forma income
before income taxes(a)                                               $ 8,512
Pro forma provision
for income taxes(a)                                                    3,073
                                                                     -------
Pro forma net income(a)                                              $ 5,439
                                                                     =======


Income per share before
cumulative effect of
change in accounting for
income taxes
  Primary                                         $   1.13
  Fully diluted                                   $    .96
Income per share from
cumulative effect
 of change in accounting
 for income taxes
  Primary                                         $    .20
  Fully diluted                                   $    .15
Net income per share
  Primary                    $   1.20   $    .85  $   1.33  $    .95
  Fully diluted              $   1.03   $    .74  $   1.11  $    .81
Pro forma net income
 per share (a)                                                       $   .91
Cash dividends (b)           $  1,109   $  1,109  $  1,066  $  1,064 $   532
                              ========  ========  ========   ======= =======
Weighted average number
 of outstanding shares
    Primary                     7,108      6,989     6,674     6,650   6,003
    Fully Diluted (c)           9,251      9,132     8,817     8,131
Selected Operating Data:
Deliveries (in units)           1,567      1,137      1225       797     583
Backlog at end of period (d)
    Units                       1,016        804       560       687     360
    Aggregate sales value    $210,300   $161,900  $108,200  $119,491 $62,400

                      SELECTED FINANCIAL DATA (Continued)

                                                October 31,
                               1996      1995       1994      1993     1992
                             --------  --------   --------  -------   ------

Balance Sheet Data:
Inventories (e)              $220,564  $198,664   $138,428  $88,902  $72,306
Total assets                  284,789   251,918    188,913  143,991  110,963
Borrowings                    152,117   147,454     99,428   63,794   40,519
Total shareholders' equity     81,492    74,106     66,303   58,102   52,710

(a) From December 23, 1986, through January 21, 1992 (the effective date of the Company's initial public offering), the Company was operated as an S Corporation under the applicable provisions of the Internal Revenue Code of 1986, as amended, and, accordingly, the Company's taxable income was taxed directly to the Company's shareholders. Pro forma net income amounts assume that the Company was subject to Federal and state income taxes and taxed as a C Corporation at the effective tax rates in existence for all periods through January 21, 1992.

(b) In January 1992, prior to the consummation on the Company's initial public offering, the Company declared certain additional dividends to its then-existing shareholders, in the aggregate amount of $6,105,118.

(c) Fully diluted net income per share assumes conversion of the Company's 7% Convertible Subordinated Notes due 2003 and elimination of amortized interest related to such Notes, resulting in an increase in net income and weighted average number of Common Shares outstanding.

(d) See Item 7 Management's Discussion and Analysis of Financial Condition and Operations Overview.

(e)        See Note 3 of Notes to the Company's consolidated Financial
           Statements.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     General. The following table sets forth for the years indicated certain items of the Company's Consolidated Financial Statements expressed as a percentage of the Company's total revenues:

                                         Percentage of Total Revenues
                                            Year Ended October 31,
                                        1996         1995         1994
                                        ----         ----         ----
Sales of homes                          91.5%        88.4%        96.1%
Sales of land                            5.3          8.6          1.3
Rent and other                            .5           .6           .6
Financial services income                2.7          2.4          2.0
Cost of sales-homes                     79.3         76.6         82.8
Cost of sales-land                       4.7          7.0          1.1
Selling, marketing,
 general and administrative expenses     8.8          9.0          8.0
Income before income taxes               4.1          3.9          5.4
Income before cumulative effect of
 change in accounting for income taxes                             3.4
Cumulative effect of change in
 accounting for income taxes                                        .6
Net income                               2.6          2.4          4.0

     Backlog. Sales of the Company's homes are generally made pursuant to a standard contract which requires a down payment of up to 10% of the sales price. The contract includes a financing contingency which permits the customer to cancel in the event mortgage financing at prevailing interest rates (including financing arranged by the Company) is unobtainable within a specified period, typically four to six weeks. The Company includes an undelivered home sale in its backlog upon execution of the sales contract and receipt of the down payment. Revenue is recognized only upon the closing and delivery of a home. The Company estimates that the average period between the execution of a purchase agreement for a home and delivery is approximately six months. The following table sets forth the Company's backlog for the periods indicated.

     The Company's backlog increased approximately 29.9% or $48.4 million from October 31, 1995 to October 31, 1996 primarily as a result of pre-sale contract activity at Pembroke Falls and increased sale activities in the all homebuilding divisions.

                                   October 31,
              1996                     1995                   1994
              ----                     ----                   ----
           Aggregate
       Units   Sales Value       Units   Sales Value     Units   Sales Value
       --------------------    ----------------------    -------------------
       1,016   $210,300,000       804    $161,900,000     560   $108,200,000

Results of Operations

Year Ended October 31, 1996 Compared to Year Ended October 31, 1995.

     The Company's revenues from home sales during fiscal 1996 increased
$87.9 million (or 40.7%) compared to fiscal 1995.   The number of homes
delivered by the Company increased 37.8% (to 1,567 from 1,137) and the average selling price of homes delivered increased 2.1% (to $194,000 from $190,000). The increase of revenues and homes delivered is primarily attributable to the record backlog of homes under contract at the beginning of fiscal 1996 and improved sales activity in all homebuilding divisions as compared to fiscal 1995. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

     The Company's revenues from land sales decreased approximately $3.4 million (or 16.2%) during fiscal 1996 as compared to fiscal 1995 primarily as a result of a decrease in commercial and multi-family land sales at Pembroke Falls.

     Cost of home sales increased approximately $75.9 million (or 40.6 %) compared to fiscal 1995, primarily due to the related increase in home sales revenues. Cost of home sales as a percentage of home sales is consistent with fiscal 1995.

     Cost of land sales decreased approximately $1.7 million (or 10.1%) during fiscal 1996 as compared to fiscal 1995, primarily as a result of the decrease in land sales. Costs of land sales as a percentage of land sales revenues increased to 88.7% from 82.7%, which was primarily attributable to lower margin single family lots available for sale. Margins from land sales at Pembroke Falls in fiscal 1996 were comparable to fiscal 1995.

     The Company's selling, marketing, general and administrative ("S,G&A") expenses increased approximately $7.3 million (or 32.9%) during fiscal 1996 as compared to fiscal 1995, primarily as a result of selling costs associated with the greater number of homes closed and an increase in selling expenditures related to an increase in the number of residential subdivisions. S, G & A expenses as a percentage of total revenues decreased from 9.0% in fiscal 1995 to 8.8% in fiscal 1996, primarily due to economies of scale.

       Fiscal 1996 income before income taxes increased $4.2 million
(or 43.7%) as compared to fiscal 1995, primarily due to the increase in home sales revenues.

Year Ended October 31, 1995 Compared to Year Ended October 31, 1994.

     The Company's revenues from home sales during fiscal 1995 is comparable
to fiscal 1994.   The number of homes delivered by the Company decreased
7.2% (to 1,137 from 1,225) and the average selling price of homes delivered increased 7.9% (to $190,000 from $176,000). Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty. The Company's revenues from land sales increased approximately $18.0 million (or 615%) during fiscal 1995 as compared to fiscal 1994 primarily as a result of commercial and multi-family land sales in the amount of $17.5 million at Pembroke Falls.

     Cost of home sales in dollars and as a percentage of home sales during
fiscal 1995 is comparable to fiscal 1994.   Cost of home sales as a
percentage of home sales increased to 86.7% as compared to 86.2% in fiscal
1994.

     Cost of land sales increased approximately $14.8 million (or 573%) during fiscal 1995 as compared to fiscal 1994, primarily as a result of the increase in land sales. Costs of land sales as a percentage of land sales decreased to 82.7% from 87.9%, which was primarily attributable to higher margin land sales at Pembroke Falls.

     The Company's selling, marketing, general and administrative ("S,G&A") expenses increased approximately $4.2 million (or 23.3%) during fiscal 1995 as compared to fiscal 1994, primarily as a result of an increase in selling expenditures related to an increase in the number of residential subdivisions. In addition, $1.3 million of this increase was attributable to general and administrative expenses principally due to costs related to the startup divisions of Virginia, Maryland, Dallas, Tampa and Raleigh during fiscal 1995.

     Primarily as a result of the increase in the Company's selling, marketing and general administrative expenses partially offset by the increased land sales profits, fiscal 1995 income before income taxes decreased $2.6 million (or 22%) as compared to income before the cumulative effect of the accounting change for fiscal 1994.


Liquidity and Capital Resources

     General. The Company's financing needs depend upon its construction volume, asset turnover and land acquisitions. Prior to the Company's initial public offering, the Company's most significant source of funds were acquisition, development and revolving construction loans provided by financial institutions and seller financing for land purchases. In January 1992, the Company completed an initial public offering of its Common Stock and received net proceeds of approximately $27.3 million. In February 1993, the Company issued an aggregate of $30.0 million principal amount of 7% Convertible Subordinated Notes due 2003 and received net proceeds of approximately $28.7 million. In March 1994, the Company issued an aggregate of $40 million principal amount of 11% Senior Notes due 2000 and received net proceeds of approximately $38.6 million. The proceeds from these offerings were generally used for repayment of debt, land acquisition and general corporate purposes.

     In August 1996 the Company entered into two credit agreements ("Agreements") with various lending institutions which provide for a combined $123.0 million collateralized revolving line of credit. Borrowings under these three year Agreements bear interest at rates ranging from LIBOR plus 2.75% to prime plus .05% at the Company's election. Available borrowings under the Agreements are limited to certain percentages of finished lots, construction costs, land and land under development. These Agreements replaced certain credit facilities in place prior to August 1996.

    At October 31, 1996, the Company had outstanding borrowings of approximately $152.1 million, and aggregate available funds of approximately $51.0 million pursuant to various credit lines including the Agreements.
The Company believes that funds generated from operations and expected borrowing availability under existing and future bank credit facilities will be sufficient to fund the Company's working capital requirements, with the exception of major land acquisitions during fiscal 1997. For a further description of the Company's borrowings, see Note 6 of the Company's Consolidated Financial Statements.

     In addition, PHMC has a warehouse line of credit for $18.0 million which is guaranteed by the Company. At October 31, 1996 the outstanding balance was $13.0 million to service origination of mortgage loans. The Company believes that this line is sufficient for its mortgage banking operation for the 1997 fiscal year.

     Land Acquisition and Construction Financing. The Company is continually exploring opportunities to purchase parcels of land for its homebuilding operations and is, at any given time, in various stages of proposing, making offers for, and negotiating the acquisition of various parcels, whether outright or through options. The Company has continued to increase its land development and construction activities in response to current and anticipated demand and expects to pursue additional land acquisition and development opportunities in the future.

     Debt Service. In addition to land acquisition expenditures incurred by the Company, principal commitments during the next several years relate to repayment of debt. Scheduled and estimated maturities of the Company's borrowings aggregate approximately $4.6 million during fiscal 1997 and approximately $6.2 million in fiscal 1998. The Company anticipates that it will fund the maturities of its debt and required expenditures relating to its developments primarily with cash flow from operations and existing credit lines, new or renewed credit lines or term loans. See Note 6 of Notes to the Company's Consolidated Financial Statements.

     Cash Flows. The Company has experienced negative cash flows from operating activities during fiscal 1996. This is primarily the result of increasing land inventory to meet expected sales demand and site development costs associated with Pembroke Falls. However, cash flows from operating activities during the fourth quarter of fiscal 1996 increased $10.1 million as a result of an increase in the deliveries of homes. Cash flows from investing activities during the fiscal year ended October 31, 1996 increased $8.4 million as compared to 1995 as a result of the sale of three commercial properties. They included the sales of the Company's 38,000 square foot shopping plaza located in Boca Raton, Florida on December 12, 1995, a 95 unit rental apartment complex in Orlando, Florida on December 29, 1995 and a 60,000 square foot mixed use office building located in Boca Raton, Florida on July 10, 1996. Cash flow provided from financing activities totaled $3.6 million in 1996 due to an increase in net bank borrowings partially offset by distributions to shareholders compared to an increase of $47.0 million in fiscal 1995. Such activities resulted in a net increase in cash in the amount of approximately $9.1 million for fiscal 1996.

     Management does not anticipate that PHMC's expansion of its operation will significantly impact the Company's liquidity because the mortgages are generally sold within a short period of time after their origination to the Federal National Mortgage Association (FNMA) or other qualified investors. PHMC has established the capability to retain the servicing of loans, however, during fiscal 1996 all servicing rights were sold.



Inflation

     The Company, as well as the homebuilding industry in general, may be adversely affected during periods of high inflation, primarily because of higher land and construction costs. In addition, higher mortgage interest rates may significantly affect the affordability of permanent mortgage financing to prospective purchasers. Inflation also increases the Company's interest costs and costs of labor and materials. The Company attempts to pass through to its customers any increases in its costs through increased selling prices and, to date, inflation has not had a material adverse effect on the Company's results of operations. However, there is no assurance that inflation will not have a material adverse impact on the Company's future results of operation.

Interest Rates

     The Company's operations are interest rate sensitive. Overall housing demand is adversely affected by increases in interest costs. If mortgage interest rates increase significantly, this may negatively impact the ability of a homebuyer to secure adequate financing. Such results of higher interest rates may result in adversely affecting the Company's revenues, gross margins and net income.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of
1995.

     Except for the historical information contained herein, the matters discussed in this annual report and Form 10-K are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive and governmental factors affecting the Company's markets, prices and other facets of its operations.


New FASB Pronouncements:

     In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights". SFAS No. 122, among other provisions, requires the recognition of originating mortgage servicing rights as assets by allocating total costs incurred in originating a loan between the loan and the servicing rights based on their relative fair values. Presently, the cost of originated mortgage servicing rights is included with the cost of the related loans and written off against income when the loans are sold. Also, under SFAS No. 122 all capitalized mortgage servicing rights are evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value.

     In June 1996, the Financial Accounting Standards Board issued SFAS No. 125 "Accounting for Servicing and Transfers of Financial Assets." This statement supersedes SFAS No. 122 in establishing standards for resolving issues relating to the accounting for continuing involvement arising from the transfer of financial assets. Under SFAS No. 125, each time an entity undertakes an obligation to service financial assets it shall recognize a financial asset or servicing liability for that servicing contract. A servicing asset or liability shall be amortized in proportion to and over the period of estimated net servicing income (if servicing revenues exceed servicing costs) or net servicing loss (if servicing costs exceed servicing revenues). A servicing asset or liability shall be assessed for impairment or increased obligation based on its fair value.



     On October 23, 1995 the Financial Accounting Standards Board issued a SFAS No. 123 , "Accounting for Stock-Based Compensation," which is effective for financial statements for fiscal years beginning after December 15, 1995. Statement No. 123 provides a fair value method of accounting for stock-based compensation arrangements rather than the intrinsic value based method contained in APB Opinion No. 25. The Statement does not require an entity to adopt the new fair value based method for the purpose of preparing its basic financial statements. Entities that retain the APB Opinion No. 25 method of accounting will be required to display in the footnotes pro forma net income and earnings per share information as if the fair value based method had been adopted. The Company currently does not intend to adopt the Fair Value Method provided in Statement No. 123.

     SFAS No. 122 and 123 are effective for fiscal years beginning after December 15, 1995. SFAS No. 125 is effective for transfers and servicing of financial assets occurring after December 31, 1996. The actual effects of implementing these new standards has not been determined. However, their adoption is not expected to have any material or adverse affect on the Company's financial position or results of operations.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               Page
                                                               ----

Report of Independent Certified Public Accountants               22

Consolidated Balance Sheets
  as of October 31, 1996 and 1995                                23

Consolidated Statements of Income
  For the Years Ended October 31, 1996, 1995 and 1994            24

Consolidated Statements of Shareholders' Equity
  For the Years Ended October 31, 1996, 1995 and 1994            25

Consolidated Statements of Cash Flows
  For the Years Ended October 31, 1996, 1995 and 1994            26

Notes to Consolidated Financial Statements                       27

Consolidated Financial Statement Schedules:

  Schedule II - Valuation and Qualifying Accounts                47


  Schedules other than those listed above are omitted because of the conditions under which they are required, or because the information required therein is set forth in the consolidated financial statements or the notes thereto.



             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Shareholders' and Board of Directors
Engle Homes, Inc.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Engle Homes,Inc., and subsidiaries as of October 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1996. We have also audited the schedule listed in the accompanying index. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Engle Homes, Inc. and subsidiaries at October 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its method of accounting for income taxes during the year ended October 31, 1994.




Miami, Florida                               BDO SEIDMAN, LLP
November 20, 1996

                      ENGLE HOMES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                                     October 31,
                                                     -----------
                                                   1996      1995
                                                   ----      ----
                     ASSETS
CASH
  Unrestricted                                 $ 18,262    $  9,143
  Restricted                                      3,438       4,257
INVENTORIES                                     220,564     198,664
PROPERTY AND EQUIPMENT, net                       3,599      16,435
OTHER ASSETS                                     19,406      10,646
GOODWILL, net of accumulated
amortization of $813 and $477, respectively       5,964       6,300
DEFERRED TAX ASSET                                  550
MORTGAGE LOANS HELD FOR SALE                     13,006       6,473
                                               --------    --------
   TOTAL ASSETS                                $284,789    $251,918
                                               ========    ========
             LIABILITIES
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES       $ 26,170    $ 13,708
CUSTOMER DEPOSITS                                12,004       9,219
BORROWINGS                                       82,117      77,454
SENIOR NOTES PAYABLE,
including $5,390 to related parties              40,000      40,000
CONVERTIBLE SUBORDINATED NOTES                   30,000      30,000
DEFERRED INCOME TAX                                             958
FINANCIAL SERVICE BORROWINGS                     13,006       6,473
                                               --------    --------
   TOTAL LIABILITIES                           $203,297    $177,812
                                               --------    --------


             SHAREHOLDERS' EQUITY

PREFERRED STOCK, $.01 par,
shares authorized 1,000,000;  none issued
COMMON STOCK, $.01 par
shares authorized 25,000,000; issued and
outstanding 6,929,200                                69          69
ADDITIONAL PAID-IN CAPITAL                       48,523      48,523
RETAINED EARNINGS                                32,900      25,514
                                                -------     -------
   TOTAL SHAREHOLDERS' EQUITY                    81,492      74,106
                                                -------     -------

                                               $284,789    $251,918
                                               ========    ========

          See accompanying notes to consolidated financial statements

/TABLE

                     ENGLE HOMES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                     For the Year Ended October 31,
                                     ------------------------------
                                  1996           1995           1994
                                  ----           ----           ----
REVENUES
Sales of homes                  $303,972       $216,059       $215,716
Sales of land                     17,571         20,964          2,931
Rent and other                     1,485          1,573          1,358
Financial services                 9,060          5,932          4,454
                                 --------       --------      --------
                                 332,088        244,528        224,459
                                 --------       --------      --------
COSTS AND EXPENSES
Cost of sales-homes              263,226        187,281        185,847
Cost of sales-land                15,589         17,332          2,577
Selling, marketing, and
  general and administrative      29,331         22,073         17,898
Depreciation and amortization      2,977          3,532          2,402
Financial services                 7,264          4,774          3,556
                                --------       --------       --------
                                 318,387        234,992        212,280
                                --------       --------       --------
INCOME BEFORE INCOME TAXES        13,701          9,536         12,179
Provision for income taxes         5,206          3,624          4,604
Income before cumulative
  effect of change in
  accounting for income taxes                                    7,575
Cumulative effect of change
  in accounting for income taxes                                 1,332
                                --------       --------       --------
NET INCOME                      $  8,495       $  5,912       $  8,907
                                ========       ========       ========
Income per share before
  cumulative effect of change
  in accounting for income taxes
       Primary                                                $   1.13
       Fully diluted                                          $    .96
Income per share from cumulative
  effect of change in accounting
  for income taxes
       Primary                                                $    .20
       Fully diluted                                          $    .15
Net income per share
       Primary                  $   1.20       $   0.85       $   1.33
       Fully diluted            $   1.03       $   0.74       $   1.11
Shares used in earnings per
share calculations
       Primary                     7,108          6,989          6,674
       Fully diluted               9,251          9,132          8,817

          See accompanying notes to consolidated financial statements

/TABLE

                      ENGLE HOMES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (in thousands, except share data)


                                Common Stock     Additional
                                ------------      Paid-In    Retained
                              Shares    Amount    Capital    Earnings  Total
                              ------    ------    -------    --------  -----
Amounts at October 31, 1993   6,650,000   $ 67     $45,164   $12,870 $58,101
 Net income                                                    8,907   8,907
 Dividends to shareholders                                    (1,066)(1,066)
Common Stock issued in
  connection with acquisition
  of business                    29,200                361               361
                              ---------   ----     -------   ------- -------
Amounts at October 31,1994    6,679,200   $ 67     $45,525   $20,711 $66,303
 Net income                                                    5,912   5,912
 Dividends to shareholders                                    (1,109)(1,109)
 Common Stock issued in
  connection with acquisition
  of land                       250,000      2       2,998             3,000
                              ---------   ----     -------   ------- -------
Amounts at October 31, 1995   6,929,200   $ 69     $48,523   $25,514 $74,106
 Net income                                                    8,495   8,495
 Dividends to Shareholders                                    (1,109)(1,109)
                              =========   ====     =======   ======= =======
Amounts at October 31, 1996   6,929,200   $ 69     $48,523   $32,900 $81,492
                              =========   ====     =======   ======= =======




















       See accompanying notes to consolidated financial statements

                           ENGLE HOMES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (dollars in thousands)
                                              For the Year Ended October 31,
                                              ------------------------------
                                                1996       1995       1994
                                                ----       ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                 $  8,495   $  5,912   $  8,907
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Cumulative effect of change in
    accounting for income taxes                                      (1,332)
Depreciation and amortization                   2,977      3,532      2,402
  Deferred tax (benefit) provision             (1,508)       154        (79)
Change in assets and liabilities net of
    effects from acquisition of businesses:
  Decrease in restricted cash                     819        221      4,865
  Increase in inventories                     (21,900)   (56,957)   (31,294)
  Increase in other assets                     (5,396)      (822)    (4,065)
  Increase in mortgages held for sale          (6,533)    (3,910)      (123)
  Increase in accounts payable and
    accrued expenses                           12,462      2,181      1,427
  Increase(decrease) in deposits                2,785        929     (2,784)
  Increase in financial service borrowings      6,533      3,910        123
                                             ---------   ---------  --------
Net cash required by operating activities      (1,266)   (44,850)   (21,953)
                                             ---------   ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment            (707)    (1,567)    (1,319)
Proceeds from sale of property                  7,538
Decrease in short-term investments                                    1,518
Acquisition of business,net of cash acquired                        (13,142)
                                             ----------  ---------  --------
Net cash provided (required) by investing
    activities                                  6,831     (1,567)   (12,943)
                                             ----------  ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in borrowings                         94,872    105,955     40,676
Repayment of borrowings                       (90,209)   (57,929)   (54,054)
Increase in senior notes payable                                     40,000
Distribution to shareholders                   (1,109)    (1,109)    (1,066)
                                             ----------   --------  --------
Net cash provided by financing activities       3,554     46,917     25,556
                                             ----------   --------  --------
NET INCREASE (DECREASE) IN CASH                 9,119        500     (9,340)
CASH AT BEGINNING OF PERIOD                     9,143      8,643     17,983
                                              ---------  --------   --------
CASH AT END OF PERIOD                        $ 18,262   $  9,143   $  8,643
                                             =========   ========   ========
Supplemental disclosure of cash flow
information
   Interest paid                             $ 15,293   $ 14,915   $  4,012
   Income taxes paid                         $  4,902   $  3,407   $  4,845

             See accompanying notes to consolidated financial statements

                      ENGLE HOMES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Business:

     Engle Homes, Inc. and subsidiaries (the Company) is engaged principally in the construction and sale of residential homes and land development. The Company's primary market is Florida with divisions in Dallas, Texas; Denver, Colorado; Maryland; Virginia and Raleigh,
North Carolina. Ancillary products and services to its residential home building include land sales to other builders, origination and sale of mortgage loans and title services. The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Preparation of Financial Statements:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Asset Impairments:

     During Fiscal 1996, the Company adopted Financial Accounting Standards Board Statement No. 121 entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which was not significantly different from the Company's previous asset impairment accounting policy. The Company periodically reviews the carrying value of certain of its assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected future cash flows of such assets to determine if such sum is less than the carrying value of such assets to ascertain if a permanent impairment exists. If a permanent impairment exists, the Company would determine the fair value by using quoted market prices, if available, for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets.

Cash:

     Unrestricted cash includes amounts in transit from the title companies for home closings and highly liquid investments with an initial maturity of three months or less.

     Restricted cash consists of amounts held in escrow as required by purchase contracts or by law for rental security deposits and compensating balances for various open letters of credit.

Inventories:

     Inventories are stated at the lower of cost or estimated net realizable value. Estimated net realizable value is based upon sales achieved and backlog in the normal course of business less estimated cost to complete and dispose of the property.

     Interest, real estate taxes and similar development costs are capitalized to land and construction costs during the development and construction period and are amortized to costs of sales as closings occur.

Property and Equipment, Depreciation and Amortization:

     Property and equipment are stated at cost. Depreciation and amortization are provided over the assets' estimated useful lives ranging from 18 months to 30 years, primarily on the straight-line method. Loan costs are deferred and amortized over the term of the outstanding borrowings.


Goodwill:

     The Company has classified as goodwill, the excess of cost over the fair value of the net assets of companies acquired in purchase transactions. Goodwill is being amortized on a straight-line method over 20 years. Amortization charged to operations amounted to $336,550, $336,550 and $139,854 in fiscal 1996, 1995 and 1994 respectively. The Company evaluates the realizability of goodwill based upon estimated non-discounted cash flows of subdivisions having a goodwill balance.

Revenue Recognition:

     Revenues and profits from sales of commercial and residential real estate and related activities are recognized when closings have occurred and the purchaser has made a minimum down payment and other criteria for sale and profit recognition are satisfied in accordance with generally accepted accounting principles governing profit recognition for real estate transactions.

Income Taxes:

     Effective November 1, 1993, the Company adopted statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", which requires an asset and liability method of accounting for income taxes. The Company recorded a benefit of $1,332,000 in the first quarter of fiscal 1994 as a cumulative effect on prior years of this accounting change.

Earnings Per Share:

     Net income per share is based on the weighted average number of shares of Common Stock outstanding during each year, after giving effect to the stock splits, convertible debt and stock options described in Notes 6 and 7. Such computations are further adjusted for fully diluted purposes by assuming conversion of the $30,000,000 7% Convertible Subordinated Notes and elimination of related interest amortized net of taxes during the period, resulting in an increase in net income of $1,071,000, $854,905 and $898,075 for the years ended October 31, 1996, 1995 and 1994, respectively.


Financial Instruments:

     The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate, unless otherwise disclosed, the fair values of financial instruments approximate their recorded values.

New Accounting Pronouncements:

     In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights". SFAS No. 122, among other provisions, requires the recognition of originating mortgage servicing rights as assets by allocating total costs incurred in originating a loan between the loan and the servicing rights based on their relative fair values. Presently, the cost of originated mortgage servicing rights is included with the cost of the related loans and written off against income when the loans are sold. Also, under SFAS No. 122 all capitalized mortgage servicing rights are evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value.

     In June 1996, the Financial Accounting Standards Board issued SFAS No. 125 "Accounting for Servicing and Transfers of Financial Assets." This statement supersedes SFAS No. 122 in establishing standards for resolving issues relating to the accounting for continuing involvement arising from the transfer of financial assets. Under SFAS No. 125, each time an entity undertakes an obligation to service financial assets it shall recognize a financial asset or servicing liability for that servicing contract. A servicing asset or liability shall be amortized in proportion to and over the period of estimated net servicing income (if servicing revenues exceed servicing costs) or net servicing loss (if servicing costs exceed servicing revenues). A servicing asset or liability shall be assessed for impairment or increased obligation based on its fair value.

     On October 23, 1995 the Financial Accounting Standards Board issued a SFAS No. 123 , "Accounting for Stock-Based Compensation," which is effective for financial statements for fiscal years beginning after December 15, 1995. Statement No. 123 provides a fair value method of accounting for stock-based compensation arrangements rather than the intrinsic value based method contained in APB Opinion No. 25. The Statement does not require an entity to adopt the new fair value based method for the purpose of preparing its basic financial statements. Entities that retain the APB Opinion No. 25 method of accounting will be required to display in the footnotes pro forma net income and earnings per share information as if the fair value based method had been adopted. The Company currently does not intend to adopt the Fair Value Method provided in Statement No. 123.

     SFAS No. 122 and 123 are effective for fiscal years beginning after December 15, 1995. SFAS No. 125 is effective for transfers and servicing of financial assets occurring after December 31, 1996. The actual effects of implementing these new standards has not been determined. However, their adoption is not expected to have any material or adverse affect on the Company's financial position or results of operations.





Financial Statement Reclassifications:

     Certain amounts reflected in the consolidated financial statements for the years ended October 31, 1995 and 1994 have been reclassified to conform to the presentation for the year ended October 31, 1996.


NOTE 2 ACQUISITIONS

     On May 2, 1994, the Company acquired all of the capital stock of Universal Land Title, Inc., (ULT) a company that sells, but does not underwrite, title policies in several Florida markets. The Company paid ULT approximately $1.9 million in cash, issued 29,200 shares of the Company's Common Stock (valued at $361,000) to the selling shareholders, and entered into an agreement to pay two of the selling shareholders a total of $300,000 in cash in equal monthly installments over a two year period. The Company also assumed, among other things, approximately $7.0 million of financial services liabilities (consisting primarily of escrow deposits) which were offset by corresponding financial services assets of approximately $7.7 million.

     On June 15, 1994, the Company acquired substantially all of the assets of Park Homes West, Inc. (Park), a company primarily engaged in the construction and sales of residential homes in the Denver, Colorado area.
As consideration for the assets acquired, the Company paid Park approximately $11.3 million in cash, issued to the principal shareholders of Park $2.0 million promissory note due October 31, 1995, and assumed approximately $7.0 million of Park's indebtedness to certain banks and other financial institutions. The Company also assumed, among other things, approximately $2.5 million of trade payables and other ordinary course indebtedness of Park.

     Both acquisitions were accounted for as purchases, and accordingly, the financial results of ULT and Park are included in the consolidated financial results of the Company from the respective dates of acquisition. The cost of the acquisitions have been allocated based on the estimated fair market value of assets acquired and the liabilities assumed. These allocations resulted in goodwill of approximately 2.3 million for ULT and approximately $4.4 million for Park.

NOTE 3 INVENTORIES

Inventories consist of  (dollars in thousands):
                                                           October 31,
                                                        ----------------
                                                        1996        1995
                                                        ----        ----
Land and improvements for residential
 homes under development                            $161,590    $151,977
Residential homes under construction                  55,715      42,887
Land zoned for commercial development                  1,780       1,924
Investment in unconsolidated joint ventures            1,479       1,876
                                                    --------    --------
                                                    $220,564    $198,664
                                                    ========    ========

     The investment in unconsolidated joint ventures consists of land purchased in connection with separate joint ventures with Centex Homes and US Home. Each company maintains a fifty percent (50%) interest in each of the ventures. The land is being developed by the joint venture and then transferred to each joint venture partner at the venture's cost. The Company, Centex and US Home separately market and build the homes.

Included in inventory is the following (dollars in thousands):
                                         For the Year Ended October 31,
                                         ------------------------------
                                        1996         1995         1994
                                        ----         ----         ----
Interest capitalized,
 beginning of period                 $13,092      $ 6,246      $ 6,775
Interest incurred and capitalized     15,272       13,750        7,183
Interest amortized to cost of sales  (11,543)      (6,904)      (7,712)
                                     -------      -------       ------
Interest capitalized, end of period  $16,821      $13,092       $6,246
                                     =======      =======       ======

NOTE 4 PROPERTY AND EQUIPMENT (dollars in thousands)
                                                        October 31,
                                                      ----------------
                                                      1996        1995
                                                      ----        ----
Commercial properties                               $ 1,825     $13,750
Residential rental units                                          4,051
Other property and equipment                          4,756       5,540
                                                    --------    --------
                                                      6,581      23,341
Less:  accumulated depreciation                      (2,982)     (6,906)
                                                    --------    --------
                                                    $ 3,599     $16,435
                                                    ========    ========

During fiscal 1996, the Company sold three commercial properties, a 38,000 square foot shopping plaza and a 60,000 square foot mixed use office building, both located in Boca Raton, Florida, and a 95 unit rental apartment complex in Orlando, Florida.








NOTE 5 FINANCIAL SERVICES

     The Company operates two financial services subsidiaries: a full service mortgage company and a title company.

     The mortgage company's activities include the origination, sale and servicing of residential mortgages. The mortgage company has established an $18.0 million line of credit at prime minus .25% (8% at October 31, 1996), expiring April 1997, to finance such mortgage originations. As of October 31, 1996 the balance outstanding under the line of credit was approximately $13.0 million. Management does not anticipate that such expanded operations will significantly impact the Company's liquidity because the originated mortgages are sold within a short period of time after their origination to qualified investors. The following is a summary of the mortgage company's results of operations and financial position:

Preferred Home Mortgage Company
Income Statement Information
(dollars in thousands)

                                         For the Year Ended October 31,
                                      --------------------------------
                                      1996           1995         1994
                                      ----           ----         ----
REVENUES
   Loan origination fees             $2,529        $1,343        $1,016
   Loan servicing                                                    28
   Interest                             494           134           144
   Gain on sale of servicing rights                                 203
                                     -------        ------        -----
TOTAL REVENUES                        3,023         1,477         1,391
                                     =======        ======        =====
COSTS AND EXPENSES
   Payroll and related costs          1,244           673           841
   Occupancy and office expenses        472           309           248
   Interest                             514           174           124
                                     ------        ------         -----
TOTAL EXPENSES                        2,230         1,156         1,213
                                     ------        ------         -----
   INCOME BEFORE TAXES               $  793        $  321        $  178
                                     ======        ======         =====













Preferred Home Mortgage Company
Balance Sheet Information
(dollars in thousands)
                                                  October 31,
                                              -----------------
                                              1996         1995
                                              ----         ----
ASSETS
  CASH                                     $   106      $   197
  MORTGAGE LOANS HELD FOR SALE              13,006        6,557
  MORTGAGE LOANS RECEIVABLE                    360          453
  OTHER                                        655          534
  ADVANCES TO PARENT(a)                      1,032           99
                                           -------      -------
TOTAL ASSETS                               $15,159      $ 7,840
                                           =======      =======
LIABILITIES AND EQUITY
  ACCOUNTS PAYABLE                         $    82      $     5
  NOTES PAYABLE                             13,006        6,557
                                           -------      -------
TOTAL LIABILITIES                           13,088        6,562
SHAREHOLDER'S EQUITY                         2,071        1,278
                                           -------      -------
TOTAL LIABILITIES AND
SHAREHOLDER'S EQUITY                       $15,159      $ 7,840

                                           =======      =======

(a) Certain intercompany transactions and balances are eliminated in consolidation and have no effect on consolidated earnings or equity.

NOTE 6 BORROWINGS (dollars in thousands)
     Borrowings consist of:
                                                          October 31,
                                                       1996         1995
                                                       ----         ----
Acquisition and development loans from banks,
  payable through 1999, with interest at
  floating rates (8.50% at October
  31, 1996), collateralized by inventories          $ 24,907     $ 36,565
Mortgages, loans , with interest at floating
  and fixed rates (9.25% to 10.9% at October
  1995), collateralized by commercial property                      3,352
Purchase money mortgages, payable through
  1997 with interest at a floating rate
  (9.75% at October 31, 1996), collateralized
  by inventories                                       1,624        3,350
Revolving construction loans from banks,
  payable through 1999 with interest at
  floating rates (8.12% to 8.75%  at
  October 31, 1996), collateralized by
  inventories                                         55,541       34,146
Other                                                     45           41
                                                    --------     --------
Borrowings                                          $ 82,117     $ 77,454
Senior Notes due December 15, 2000, with
interest at a fixed rate of 11 3/4% payable
semi-annually                                       $ 40,000     $ 40,000
Convertible Subordinated Notes due
March 1, 2003, with interest at a fixed rate
of 7% payable semi-annually                         $ 30,000     $ 30,000
                                                    --------     --------
                                                    $152,117     $147,454
                                                    ========     ========

     On February 22, 1993, the Company sold $30,000 of 7% Convertible Subordinated Notes Due 2003 (the "Notes"). The Notes are convertible into Common Stock at a conversion price of $14.00 per share and are redeemable in whole of in part, at the option of the Company on or after April 1, 1996.

     In March 1994 the Company sold $40.0 million principal amount of 11 3/4% Senior Notes due 2000. From the net proceeds, $10.0 million were used to repay a loan from Alec Engelstein, the Company's Chairman of the Board, President and Chief Executive Officer, which borrowing had been incurred in connection with the Pembroke Falls land purchase.

     The Company's loan agreements contain covenants, including restrictions on the Company's ability to pay dividends (no more than 50% of net income after taxes for each fiscal year). Certain of such loans also require that the principal shareholders continue to beneficially own a majority of the Company's outstanding Common Stock and provide that the lender may, at its option, accelerate such loans as a result of, among other things, mergers with other entities. In addition, the Convertible Subordinated Notes and the Senior Notes are guaranteed by all of the Company's subsidiaries on a full, unconditional, joint and several basis, and as a result, the financial statements of the subsidiary guarantors are omitted.

NOTE 6 BORROWINGS (Continued)

     Maturities of borrowings are as follows:

                  Year Ended October 31,
                       1997                        4,558
                       1998                        6,195
                       1999                       69,766
                       2000                       40,038
                       2001                            -
                 Thereafter                       31,560
                                                --------
                                                $152,117
                                                ========

     The Company has approximately $50,963,000 available for future borrowings under various acquisition and development related borrowing arrangements at October 31, 1996.

     As of October 31, 1996, the outstanding principal amount of 7% Convertible Subordinated Notes and 11.75% Senior Notes were $30,000,000 and $40,000,000, respectively. The aggregate fair market value of the notes, based upon their quoted market price as of October 31, 1996, was approximately $65,655,000. All other borrowings, due to their relative short-term maturity, approximate fair market value as of October 31, 1996.

NOTE 7 SHAREHOLDERS' EQUITY

     Under the Company's stock option plan, as amended, the Company has reserved 850,000 shares for issuance, of which options to purchase 606,500 shares have been issued to employees and directors of the Company, generally becoming exercisable cumulatively over five years from the date of grant and expiring ten years from the date of grant.  A summary of changes in Common
Stock options follows:
Stock                          Option                              Available
Options                        Price    Outstanding  Exercisable   for Grant
------------------------- ------------  -----------  -----------   ---------
October 31, 1993               $11.50     466,000      93,200       284,000
Became exercisable                                     93,200
                          ------------  -----------  -----------   ---------
October 31, 1994               $11.50     466,000     186,400       284,000
Became exercisable                                     93,200
Cancelled                      $11.50     (17,000)    (10,200)       17,000
Granted                         $9.50     175,000                  (175,000)
                          ------------  -----------  -----------   ---------
October 31, 1995          $9.00-11.50     624,000     269,400       126,000
Authorized for grant                                                100,000
Cancelled                 $9.00-11.50     (22,500)    (15,400)       22,500
Granted                         $9.00       5,000                    (5,000)
Became exercisable        $9.00-11.50                 133,200
                          ------------  -----------  -----------   ---------
October 31, 1996          $9.00-11.50      606,500     387,200       243,500
                          ============  ===========  ===========   =========

     On December 6, 1994, in connection with a land purchase in the approximate amount of $3.0 million, the Company issued 250,000 restricted shares of Common Stock with a minimum guaranteed price of $12.00 per share. The Company's guarantee expires at the rate of one percent (1%) of the Company's outstanding Common Stock per three month period following the initial two year restriction period.


NOTE 8 INCOME TAXES

     The income tax provision in the consolidated statements of income consists of the following components(dollars in thousands):
                                  For the Years Ended October 31,
                                 1996         1995         1994
                                ------       -------      ------
Current:
    Federal                     $5,734       $2,952       $3,999
    State                          981          518          684
                                ------       -------      ------
                                $6,715       $3,470       $4,683
                                ------       -------      ------
 Deferred:
    Federal                     (1,288)         132          (67)
    State                         (221)          22          (12)
                                ------       -------      ------
                                (1,509)         154          (79)
                                ------       -------      ------
         Total                  $5,206       $3,624       $4,604
                                ======       =======      ======

     The provision for income taxes was different from the amount computed by applying the statutory rate due to the effect of state income taxes.

  Temporary differences which gave rise to deferred income tax assets and liabilities at October 31, 1996 and 1995 were as follows (dollars in thousands):
                                                        October 31,
                                                      -------------
                                                      1996        1995
                                                      ----        ----
Deferred tax liabilities:
  Differences in reporting selling and
  marketing costs for tax purposes                   $1,185      $1,358
  Other                                                  68          40
                                                     ------      ------
Gross deferred tax liabilities                       $1,253      $1,398

Deferred tax assets:
  Inventory                                             913          94
  Property and equipment                                534          41
  Income recognized for tax purposes
  and deferred for financial reporting
  purposes                                              356         305
                                                     ------      ------
Gross deferred tax assets                             1,803         440
                                                     ------      ------
Net deferred tax(asset) liability                    $ (550)     $  958
                                                     ======      ======

NOTE 9 COMMITMENTS AND CONTINGENCIES

     The Company is subject to the normal obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of its business. The Company is committed under various letters of credit and performance bonds which are required for certain development activities, deposits on land and lot purchase contract deposits. Outstanding letters of credit and performance bonds under these arrangements totaled approximately $22.9 million at October 31, 1996.

     During fiscal 1996, the Company entered into an agreement for the sale and leaseback of the Company's office/retail complex located at the Company's headquarters in Boca Raton, Florida. The sales price was $8,000,000 which approximated the carrying amount. The lease is classified as an operating lease in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

     The Company and its subsidiaries occupy certain facilities under lease arrangements. Rent expense amounted to $476,522, $202,888, and $133,852 in fiscal 1996, 1995 and 1994, respectively. Future minimum rental commitments, net of sublease income, for operating leases with non-cancelable terms in excess of one year are as follows:

                                     (In thousands)
                            Minimum
                            Rental            Sublease
                            Payments          Income           Net
                            --------          ---------       ------
1997                         $854              $669            $185
1998                         $854              $253            $601
1999                         $800              $149            $651
2000                         $800               $68            $732
2001                         $800               $46            $754
Later Years                $3,800                            $3,800

     The Company is involved, from time to time, in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company, as well as the homebuilding industry in general, may be adversely affected during periods of high inflation, primarily because of higher land and construction costs. In addition, higher mortgage interest rates may significantly affect the affordability of permanent mortgage financing to prospective purchasers. Inflation also increases the Company's interest costs and costs of labor and materials. The Company attempts to pass through to its customers any increases in its costs through increased selling prices and, to date, inflation has not had a material adverse effect on the Company's results of operations. However, there is no assurance that inflation will not have a material adverse impact on the Company's future results of operation.

     The Company's operations are interest rate sensitive. Overall housing demand is adversely affected by increases in interest costs. If mortgage interest rates increase significantly, this may negatively impact the ability of a homebuyer to secure adequate financing. Such results of higher interest rates may result in adversely affecting the Company's revenues, gross margins and net income.


NOTE 10 DEFERRED COMPENSATION PLAN

     Effective August, 1993, the Company adopted a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Employees contribute to the plan a percentage of their salaries, subject to certain dollar limitations, and the Company matches a portion of the employees' contributions. The Company's contribution to the plan for the years ended October 31, 1996, 1995, and 1994 amounted to $61,000, $66,000 and $46,000 respectively.

NOTE 11 QUARTERLY RESULTS FOR 1996 AND 1995 (unaudited)

     Quarterly results for the years ended October 31, 1996 and 1995  follow
(dollars in thousands, except share data):
1996                           1st           2nd          3rd         4th
                             Quarter
                             -------       -------      -------     -------
Revenues                     $60,050       $76,034      $90,393    $105,611
Income before income taxes     1,306         3,304        3,990       5,101
Net Income                       810         2,048        2,474       3,163
Net income per share
 Primary                        0.12          0.29         0.35        0.44
 Fully diluted                  0.11          0.25         0.30        0.38
Shares used in earnings
 per share calculation:
   Primary                     6,989         7,037        7,120       7,108
   Fully diluted               9,132         9,180        9,263       9,251

1995
Revenues                     $57,533       $50,366      $65,708     $70,921
Income before income taxes     1,743         1,672        2,705       3,416
Net Income                     1,081         1,037        1,677       2,117
Net income per share
 Primary                        0.16          0.15         0.24        0.30
 Fully diluted                  0.14          0.14         0.21        0.26
Shares used in earnings
 per share calculation:
   Primary                     6,912         7,086        7,017       7,022
   Fully diluted               9,054         9,229        9,163       9,165

     Quarterly and year to date computation of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

/TABLE

NOTE 12 NON-CASH INVESTING AND FINANCING ACTIVITIES

     During fiscal 1996 the Company sold certain commercial properties in exchange for cash of $7.5 million and notes receivable of $3.9 million.

     During fiscal 1995 the Company purchased land valued at $3.0 million in exchange for 250,000 restricted shares of Common Stock with a minimum guaranteed price of $12.00 a share. In connection with this transaction, the Company recorded a deferred tax liability of $280,000 representing the differential in the basis of the land for financial reporting and tax reporting purposes.

     The Company purchased all of the capital stock of Universal and all of the assets of Park during fiscal year 1994. These acquisitions included the following non-cash transactions (dollars in thousands):


Fair value of net assets acquired         $15,883
Cash paid for capital stock                (1,905)
Cash paid for net assets                  (11,317)
                                         ---------
Common stock and debt issued
in connection with acquisition            $ 2,661
                                         =========

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III


Item 10.  DIRECTORS AND OFFICERS OF REGISTRANT

     The information required by this Item 10 will be contained in the company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

Item 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this Item 11 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 11 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.
                                    PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)         1.   Financial Statements:

                 Reference is made to the index set forth on page 21 of this Annual Report on Form 10-K.

            2.   Financial Statement Schedules:
                 Reference is made to the index set forth on page 21 of this Annual Report on Form 10-K.

            3.   Exhibits:

                 Exhibit
                   No.                     Description
                 -------
                   3.1 Registrant's Amended and Restated Articles of Incorporation(1)
                   3.2     Registrant's Amended and Restated Bylaws(2)
                   4.1     Specimen Stock Certificate for Registrant's
                           Common Stock(2)
                   4.2 Registration Rights Agreement among the Registrant, Alec Engelstein, Sheila Engelstein and Harry Engelstein(2)
                   4.3 Indenture dated as of February 12, 1993, among the Registrant, its subsidiaries and The First National Bank of Boston, relating to the Convertible Subordinated Notes(1)
                   4.4     Specimen form of original Convertible
                           Subordinated Note(1)
                   4.6 Purchase Agreement, dated as of February 12, 1993, among the Registrant, its subsidiaries and the purchasers of the Convertible Subordinated Notes(1)
                   4.7 Registration Rights Agreement, dated as of February 12, 1993, among the Registrant and the purchasers of the Convertible Subordinated Notes(1)
                   4.8     Specimen Form of New Convertible Subordinated
                           Note(1)
                   4.9 Indenture, dated as of March 15, 1994, relating to the Company's 11.75% Senior Notes due 2000(3)
                   4.10    Specimen form of 11.75% Senior Notes due 2000(3)
                   4.11 Registration Rights Agreement, dated March 17, 1994, between the Company and PaineWebber Incorporated Relating to the Company's 11.75% Senior Notes due 2000(3)
                   4.12 Purchase Agreement, dated March 10, 1994, between the Company and PaineWebber Incorporated relating to the sale of the Company's 11.75% Senior Notes due 2000(3)
                  10.1     Registrant's 1991 Stock Option Plan (Compensatory
                           Plan)(7)
                  10.2 Indemnification Agreement between the Registrant and each of its directors and certain executive officers(1)
                  10.10 Asset Purchase Agreement, dated May 13, 1994, among Engle Homes, Inc., Park Homes West, Inc. and David H. Feinberg, and Amendment No. 1 thereto, dated June 14, 1994 (6)
                  11.1     Statement Regarding Computation of Per Share
                           Earnings(5)
                  22.1     Subsidiaries of the Registrant(5)
                  23.1     Consent of BDO Seidman, LLP(5)
          ____________________

                    (1) Incorporated by reference to the exhibit with the same number filed with the Registrant's Registration Statement on Form S-1 (File No. 33-58678).
                    (2) Incorporated by reference to the exhibit with the same number filed with the Registrant's Registration Statement on Form S-1 (File No. 33-43305).
                    (3) Incorporated by reference to the exhibit with the same number filed with the Registrant's current Report on Form 8-K, dated March 24, 1994.
                    (4)    Previously filed.
                    (5)    Filed herewith.
                    (6) Incorporated by reference to exhibit 2.1 with the same number filed with the Registrant's Current Report on Form 8-K, dated June 28, 1994.
                    (7) Incorporated by reference from the Company's registration statement on Form S-8 filed on November 30, 1995.

(b)                  Reports on Form 8-K

                     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ENGLE HOMES, INC.

                                        By /s/ ALEC ENGELSTEIN
                                         ----------------------

                                         Alec Engelstein
                                      Chairman of the Board, President
Dated:  December 16, 1996               and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:


Signatures                  Title                                  Date


/s / ALEC ENGELSTEIN    Chairman of the Board,             December 16, 1996
--------------------    President and Chief
                        Executive Officer(Principal
                        Executive Officer)



/s/ DAVID SHAPIRO       Vice President and Chief           December 16, 1996
-----------------       Financial Officer
David Shapiro           (Principal Financial Officer)


/s/ PAUL LEIKERT        Vice President -Chief              December 16, 1996
----------------        Accounting Officer
Paul Leikert            (Principal Accounting Officer)


/s/ HARRY ENGELSTEIN    Executive Vice President,          December 16, 1996
--------------------    Chief Construction Officer
Harry Engelstein        and Director


/s/ JOHN A. KRAYNICK     Senior Vice President             December 16, 1996
--------------------     and Director
John A. Kraynick

/s/ HENRY H. FISHKIND    Director                          December 16, 1996
---------------------
Henry H. Fishkind

/s/ RONALD J. KORN       Director                          December 16, 1996
------------------
Ronald J. Korn
                               Exhibit 22.1


                      List of Registrant's Subsidiaries


Subsidiary Name                             State of Incorporation

Biltmore South Corp.                              Florida

Preferred Builders Realty, Inc.                   Florida

Engle Homes/Orlando, Inc.                         Florida

Preferred Home Mortgage Company                   Florida

St. Tropez At Boca Golf, Inc.                     Florida

Engle Homes/Palm Beach, Inc.                      Florida

Engle Homes/Broward, Inc.                         Florida

Engle Homes/Gulf Coast, Inc.                      Florida

Engle Homes/Texas, Inc.                           Florida

Engle Homes/Pembroke, Inc.                        Florida

Engle Homes/Virginia, Inc.                        Florida

Engle Homes/Maryland, Inc.                        Florida

Engle Homes/North Carolina, Inc.                  Florida

Universal Land Title, Inc.                        Florida

Park Engle Homes, Inc.                            Florida

Engle Homes/Lake Bernadette, Inc.                 Florida

Engle Homes/Naples, Inc.                          Florida

                         Exhibit 11.1
               ENGLE HOMES, INC. AND SUBSIDIARIES
               COMPUTATION OF PER SHARE EARNINGS
              (In thousands, except per share data)

FULLY DILUTED EARNINGS PER SHARE                     FOR THE YEAR ENDED
                                                      OCTOBER 31, 1996
                                                     ------------------
Computation for Statement of Income
Reconciliation of net income to amount
  used for fully diluted computation
  in statement of income:
     Net income per statement per statement
     of income                                              $8,495
     Add - interest on 7% convertible debentures
     reflected in cost of sales, net of income
     tax effect                                              1,071 <F1>
                                                            ------
Net income, adjusted                                        $9,566
Reconciliation of weighted average number of
   shares outstanding to amount used for fully
   diluted computation in statement of income:
     Weighted average number of shares outstanding           7,108
     Add - weighted average shares issuable from
     assumed exercise of 7% convertible debentures           2,143
                                                            ------
Weighted average number of common shares,
     as adjusted                                             9,251
Fully diluted earnings per share                              1.03
                                                            ======


<F1>    Interest incurred on the 7% convertible debenture is
capitalized to inventory and amortized through cost of sales. The interest add back represents the current year amortization of capitalized interest, net of the estimated income tax effect of approximately $657,000.



                                                               SCHEDULE II

                      ENGLE HOMES, INC AND SUBSIDIARIES
                      Valuation and Qualifying Accounts
                 Years ended October 31, 1996, 1995 and 1994
                           (amounts in thousands)


                               Balance   Additions   Deductions
                                 at      charged to  credited to  Balance
                              beginning  costs and   costs and    at end
Description                    of year   expenses     expenses    of year
----------------------------  ---------  --------   -----------   -------
Year ended October 31, 1996
     Valuation allowance                  $1,948                   $1,948

Year ended October 31, 1995
     Valuation allowance

Year ended October 31, 1994
     Valuation allowance

                               Exhibit 23.1



                CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors of Engle Homes, Inc.



     We hereby consent to the incorporation by reference in the Registration Statement No. 33-59204 on Form S-3 and Registration No. 33-74358 on Form S-8 of Engle Homes, Inc. (the "Company"), of our report dated November 20, 1996 relating to the consolidated financial statements of the Company, appearing in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.




Miami, Florida
December 16, 1996