Form 10-Q
period 1997-01-31
ENGLE HOMES INC /FL
filed 1997-02-24
CIK 880034

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

(Mark One)

x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---- EXCHANGE ACT OF 1934

For the quarterly period ended         January 31, 1997
                                       ----------------
                                        OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    -----------
For Quarter Ended         Commission file number    0-19633
                 ---------                          -------

                                   ENGLE HOMES, INC.
--------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


      FLORIDA                                   59-2214791
-------------------------------          ---------------------------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)

   123 N.W. 13th Street
   Boca Raton, Florida                                33432
-------------------------------           --------------------------------
(Address of principal executive offices)            (Zip code)

(Registrant's telephone number, including area code) (561) 391-4012
                                                      ----------------------
                                   NONE
--------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to filing requirements for the past 90 days.
YES   x     NO
   ------      ------
Number of shares of common stock outstanding as of January 31, 1997: 6,929,200

                    PART I. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS

               ENGLE HOMES, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets
                    (dollars in thousands)
                                               January 31,  October 31,
                                                  1997        1996
                                               -----------  -----------
                                               (Unaudited)
                      ASSETS

CASH
  Unrestricted                                    $   6,991  $  18,262
  Restricted                                          3,266      3,438
INVENTORIES                                         228,828    220,564
PROPERTY AND EQUIPMENT, net                           2,430      3,599
OTHER ASSETS                                         16,660     19,406
GOODWILL                                              5,880      5,964
MORTGAGE LOANS HELD FOR SALE                         10,297     13,006
DEFERRED TAX ASSETS                                     550        550
                                                  --------- ----------
     TOTAL ASSETS                                 $ 274,902  $ 284,789
                                                  ========= ==========

                    LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES          $  14,446  $  26,170
CUSTOMER DEPOSITS                                    11,500     12,004
BORROWINGS                                           84,872     82,117
SENIOR NOTES PAYABLE (including $4,840 to
  related parties)                                   40,000     40,000
CONVERTIBLE SUBORDINATED NOTES                       30,000     30,000
FINANCIAL SERVICES BORROWINGS                        10,297     13,006
                                                  ---------  ---------
     TOTAL LIABILITIES                            $ 191,115  $ 203,297
                                                  ---------  ---------

               SHAREHOLDERS' EQUITY

PREFERRED STOCK, $.01 par, share authorized
  1,000,000, none issued
COMMON STOCK, $.01 par, shares authorized
  25,000,000; issued and outstanding 6,929,200           69         69
ADDITIONAL PAID-IN CAPITAL                           48,254     48,523
RETAINED EARNINGS                                    35,464     32,900
                                                  ---------  ---------
     TOTAL SHAREHOLDERS' EQUITY                      83,787     81,492
                                                  ---------  ---------
                                                  $ 274,902  $ 284,789
                                                  =========  =========



See accompanying notes to condensed consolidated financial statements.


                         ENGLE HOMES, INC. AND SUBSIDIARIES
                         Consolidated Statements of Income
                                   (Unaudited)
                    (dollars in thousands, except per share data)
                                                       THREE MONTHS ENDED
                                                           JANUARY 31,
                                                         1997      1996
                                                     -----------------------
REVENUES
  Sales of homes                                     $  96,929     $  53,917
  Sales of land                                            242         3,753
  Rent and other                                           259           630
  Financial services                                     2,678         1,788
                                                     ---------     ---------
                                                       100,108        60,088
                                                     ---------     ---------
COSTS AND EXPENSES
  Cost of sales - homes                                 82,840        46,500
  Cost of sales - land                                     238         3,154
  Selling, marketing, general and
  administrative                                         9,494         6,744
  Depreciation and amortization                            668           807
  Financial services                                     2,250         1,577
                                                     ---------     ---------
                                                        95,490        58,782
                                                     ---------     ---------

INCOME BEFORE INCOME TAX                                 4,618         1,306
Provision for income taxes                               1,778           496
                                                     ---------     ---------
NET INCOME                                           $   2,840     $     810
                                                     =========     =========
Net income per share
  Primary                                            $    0.41     $    0.12
                                                     =========     =========
  Fully diluted                                      $    0.34     $    0.11
                                                     =========     =========
Shares used in earnings per share
calculations
  Primary                                                6,989         6,989
  Fully diluted                                          9,132         9,132













See accompanying notes to condensed consolidated financial statements.

                      ENGLE HOMES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statement of Shareholders' Equity
                 For the Three Months Ended January 31, 1997
                                 (Unaudited)
                            (dollars in thousands)


                          COMMON STOCK    ADDITIONAL
                         --------------    PAID-IN     RETAINED
                         SHARES  AMOUNT     CAPITAL    EARNINGS    TOTAL
                         ------  ------   ----------  ---------- ---------
Amounts at
October 31, 1996          6,929   $ 69    $  48,523    $ 32,900  $ 81,492

  Net Income for the
  Three Months Ended
  January 31, 1997                                        2,840     2,840

  Dividends to
  Shareholders                                             (276)     (276)

  Distribution in
  connection with
  land purchase                                (269)                 (269)
                         ------  ------   ----------   --------- ---------
Amounts at
January 31, 1997          6,929   $ 69    $  48,254    $ 35,464  $ 83,787
                         ======  ======   ==========   ========= =========






















See accompanying notes to condensed consolidated financial statements.

                      ENGLE HOMES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                              (dollars in thousands)
                                                          THREE MONTHS ENDED
                                                              JANUARY 31,
                                                           1997        1996
                                                       ----------------------
NET CASH REQUIRED BY OPERATING
   ACTIVITIES                                          $ (14,158)  $ ( 7,107)
                                                       ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net dispositions of property
   and equipment                                             678       4,592
                                                       ----------  ----------
   Net cash provided by investing
   activities                                                678       4,592
                                                       ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in borrowings                                 19,056      16,938
   Repayment of borrowings                               (16,302)    (16,790)
   Dividends to shareholders                                (276)       (277)
   Distribution in connection
   with land purchase                                       (269)
                                                       ----------  ----------
   Net cash provided (required) by
   financing activities                                    2,209        (129)
                                                       ----------  ----------
NET DECREASE IN CASH                                     (11,271)     (2,644)


CASH AT BEGINNING OF PERIOD                               18,262       9,143
                                                       ----------  ----------
CASH AT END OF PERIOD                                  $   6,991   $   6,499
                                                       ==========  ==========
















See accompanying notes to condensed consolidated financial statements.

                    ENGLE HOMES, INC. AND SUBSIDIARIES

          Notes to Condensed Consolidated Financial Statements


NOTE 1  BASIS OF PRESENTATION AND BUSINESS:

     These statements do not contain all information required by generally accepted accounting principles that are included in a full set of financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Engle Homes, Inc. and subsidiaries ("the Company") at January 31, 1997 and results of its operations and its cash flows for the period then ended and period ended January 31, 1996. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Form 10-K for the year ended October 31, 1996. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

     Income per share has been computed using the weighted average number of common shares outstanding. Such computations are further adjusted for fully diluted purposes by assuming conversion of the $30,000,000 7% Convertible Subordinated Notes (the "Convertible Subordinated Notes") and elimination of related interest incurred during the period, resulting in an increase in net income after taxes of $262,000 for the three months ended January 31, 1997.

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

NOTE 2 INVENTORIES AND PROPERTIES HELD FOR DEVELOPMENT OR SALE
       (dollars in thousands)
                                                       January 31,   October 31,
                                                           1997         1996
                                                       ----------    ----------

Land and improvements for residential homes
under development                                      $ 169,564      $ 161,590

Residential homes under construction                      55,942         55,715

Land zoned for commercial development                      1,780          1,780

Investment in consolidated joint ventures                  1,542          1,479
                                                       ---------      ---------
                                                       $ 228,828      $ 220,564
                                                       =========      =========


NOTE 3 CAPITALIZATION OF INTEREST (dollars in thousands)

     Included in inventory is the following:
                                                      For the Three Months
                                                       Ended January, 31
                                                          1997     1996
                                                      --------------------
Interest capitalized,
beginning of period                                    $ 16,821  $ 13,092

Interest incurred and
capitalized                                               4,153     3,865

Amortized to cost of sales                               (3,595)   (1,580)
                                                       --------- ---------

Interest capitalized, end
of period                                              $ 17,379  $ 15,377
                                                       ========= =========

NOTE 4 SHAREHOLDERS' EQUITY

     On November 25, 1996, the Company declared a cash dividend of $.04 per share to shareholders of record on December 10, 1996, which was paid on December 27, 1996.

     On December 6, 1994, the Company purchased land for approximately $3.0 million and issued 250,000 of restricted shares of Common Stock with a minimum guaranteed price of $12.00 per share. The Company's guarantee expires at the rate of one percent (1%) of the Company's outstanding Common Stock per three month period following the initial two year restriction period. In December 1996, the Company paid $269,000 to the shareholders in accordance with the stock price guarantee.

Part 1 - Item II
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following table sets forth for the periods indicated certain items of the Company's financial statements expressed as a percentage of the Company's total revenues:
                                                        For the Three
                                                        Months Ended
                                                         January 31,
                                                        1997     1996
                                                       ----------------
Total Revenues                                         100.0%    100.0%

Costs of home construction and
land sales                                              83.0      82.6

Selling, marketing, general and
administrative expense                                   9.5      11.2

Income before taxes                                      4.6       2.2

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
                                           January 31,
                                     (dollars in thousands)
                                  1997                     1996
                            ----------------         ----------------
                            Units    Dollars         Units   Dollars
                            -----  ---------         -----  ---------
South Florida                 504  $ 113,700           525  $ 112,800
Orlando                       131     23,800           170     30,900
Tampa                          30      5,200            23      4,100
Texas                          65     10,500            20      4,000
Denver                         75     14,300            61     11,300
Virginia/Maryland              29      7,100            23      5,100
North Carolina                 23      5,100            44      8,500
                            -----  ---------        ------  ---------
TOTAL                         857  $ 179,700           866  $ 176,700
                            =====  =========        ======  =========

     The decrease in unit backlog at January 31, 1997 was due in part to a 4% decline in new home sales contracts activity during the three months ended Janauary 31, 1997 to $66.3 million versus $68.7 million in the prior year quarter. Although most markets increased contract activity during the quarter, the decline in the Orlando division was primarily due to the mix of projects currently available for sale and is not a reflection of any change of the Orlando market.

Result of Operations:

Three Months Ended January 31, 1997 compared to January 31, 1996.

    The Company's revenues from home sales for the quarter ended
January 31,1997 increased $43.0 million (or 79.8%) compared to the same period in fiscal 1996. The number of homes delivered increased 70.6% (to 488 from 286) and the average selling price of homes delivered increased 5.3% (to $199,000 from $189,000). The increase of revenues and homes delivered is primarily attributable to the record backlog of homes under contract during fiscal 1996. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

     The Company's revenues from land sales decreased approximately $3.5 million during the three months ended January 31, 1997, as compared to the same period in fiscal 1996, primarily as a result of a decrease in commercial and multi-family land sales at Pembroke Falls, a master-planned community in South Florida.

     Cost of home sales increased $36.3 million (or 78.2%) compared to the quarter ended January 31, 1996 primarily due to the related increase in home sale revenues. Cost of home sales as a percentage of home sales decreased to 85.5% from 86.2% as a result of the product mix of homes delivered.

     The Company's selling, marketing, general and administrative ("S,G&A") expenses increased $2.7 million (or 40.8%) during the three months ended
July 31, 1997, as compared to the corresponding fiscal 1996 period, primarily due to selling and marketing expenses associated with the increased number of homes delivered during the period and an increase in selling expenditures related to an increase in the number of residential subdivisions. S,G&A expenses as a percentage of total revenues decreased to 9.5% from 11.2% for the comparable quarter ending January 31, 1996, primarily due to economies of scale.

     Primarily as a result of an increase in home sales revenues, net income increased by $2.0 million in the three months ended January 31, 1997 from the comparable period in fiscal 1996.

Liquidity and Capital Resources

     The Company's financing needs depend upon its construction volume, asset turnover and land acquisitions. The Company has financed and expects to continue to finance, its working capital needs through funds generated by operations and borrowings. Funds for future land acquisitions and construction costs are expected to be provided primarily by cash flows from operations and future borrowing as permitted under the Company"s loan agreements. At January 31, 1997, the Company had outstanding bank borrowings of $84.9 million under its various revolving lines of credit, and had available additional borrowings of $15.5 million. The Company believes that amounts generated from operations and such additional borrowings will provide adequate funds to finance its homebuilding activities and meet its debt service requirements.

     On August 29, 1996, the Company entered into two separate secured revolving credit facilities of $75 million and $48 million. NationsBank, N.A. (South) as agent, and Guaranty Federal Bank F.S.B., as participant, provided the Company with a $75 million secured revolving credit agreement for acquisition, development and construction financing, maturing August 26, 1999, for properties in Florida, Texas, Colorado, Virginia and Maryland. In addition, the Company entered into a $48 million secured revolving credit agreement maturing April 15,1999 with SunTrust, South Florida, N.A. The facility provides for acquisition, development and construction financing for the Company's Florida projects.

     Preferred Home Mortgage Company ("PHMC") has a warehouse line of credit in the amount of $18.0 million which is guaranteed by the Company. At January 31, 1997, PHMC had outstanding borrowings of $10.3 million pursuant to such credit line to service origination of mortgage loans. The Company believes that such credit line is sufficient to meet the current needs of its mortgage company.

     Land Acquisition and Construction Financing. The Company is continually exploring opportunities to purchase parcels of land for its homebuilding operations and is, at any given time, in various stages of proposing, making offers for, and negotiating the acquisition of various parcels, whether outright or through options.

     The Company has increased its land development activities due to Pembroke Falls and anticipated demand. The Company expects to pursue additional land acquisition and development opportunities in the future. However, the Company's ability to undertake significant additional projects is expected to depend in part upon the availability of financing on satisfactory terms. To date, the Company has not had any significant difficulties in securing acquisition, development and construction financing and, except with respect to major land acquisitions, management believes that such financing will continue to be available on satisfactory terms. However, there can be no assurance that sufficient financing on satisfactory terms will continue to be available. In addition, the closing of $17.3 million land sale contracts at Pembroke Falls will further the Company's ability to acquire additional projects.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     The Private Securities Litigation Reform Act of 1995 provides a
"safe harbor" for forward-looking statements. Certain information included in this Report and other such Company filings (collectively, "SEC filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain information that is forward looking, related to subject matter such as national and local economic conditions, the effect of governmental regulation on the Company, the competitive environment in which the Company operates, changes in interest rates, home prices, availability and cost of land for future growth, availability of working capital and the availability and cost of labor and materials. Such forward lookong information involves important risks and uncertainties that could significantly affect expected results. These risks and uncertainties are addressed in this and other SEC filings.

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



                              ENGLE HOMES, INC.
                              -----------------
                                (Registrant)


Date: February 20, 1997                           \s\ ALEC ENGELSTEIN
------------------------                          -----------------------
                                                       Alec Engelstein
                                                  Chief Executive Officer



Date: February 20, 1997                           \s\ DAVID SHAPIRO
------------------------                          ----------------------
                                                       David Shapiro
                                                  Chief Financial Officer

                         ENGLE HOMES, INC. AND SUBSIDIARIES

                                   EXHIBIT 11
          STATEMENT REGARDING COMPUTATION  OF EARNINGS PER SHARE
                             (dollars in thousands)


                                                      For the Three Months
                                                        Ended January 31,
                                                         1997           1996
                                                    --------------------------

FULLY DILUTED EARNINGS PER SHARE
Computation for Statement of Income

Reconciliation of net income to amount used for fully diluted computation in statement of income:

Net income per statement of income                      $ 2,840        $   810

Interest on 7% convertible debentures
  reflected in cost of sales,
  net of tax effect (a)                                     262            185
                                                    -----------    -----------
Net income, adjusted                                    $ 3,102        $   995
                                                    ===========    ===========
Reconciliation of weighted average number of
  shares outstanding to amount used for fully
  diluted computation in statement of income:

Weighted average number of shares outstanding             6,929          6,929

Weighted average shares issuable from assumed
  exercise of 7% convertible debentures                   2,143          2,143

Dilutive effect from assumed exercised of
stock options                                                                3

Additional dilutive effect of price guarantee
  on shares issued for acquisition of land                   60             57
                                                    -----------    -----------
Weighted average number of common shares
  as adjusted                                             9,132          9,132
                                                    -----------    -----------
Fully diluted earnings per share                           0.34           0.11
                                                    ===========    ===========

(a) Interest incurred on the 7% convertible debentures is capitalized to inventory and amortized through costs of sales. The interest add back represents the current year amortization of capitalized interest.