Form 10-Q
period 1997-04-30
ENGLE HOMES INC /FL
filed 1997-05-28
CIK 880034

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

(Mark One)

x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---- EXCHANGE ACT OF 1934

For the quarterly period ended         April   30, 1997
                                       ----------------
                                        OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    -----------
For Quarter Ended         Commission file number    0-19633
                 ---------                          -------

                                   ENGLE HOMES, INC.
--------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


      FLORIDA                                   59-2214791
-------------------------------          ---------------------------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)

   123 N.W. 13th Street
   Boca Raton, Florida                                33432
-------------------------------           --------------------------------
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
YES   x     NO
   ------      ------
Number of shares of common stock outstanding as of April 30, 1997: 6,929,200

                    PART I. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS

               ENGLE HOMES, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets
                    (dollars in thousands)
                                               April  30,   October 31,
                                                  1997         1996
                                               -----------  -----------
                                               (Unaudited)
                      ASSETS

CASH
  Unrestricted                                    $  10,794  $  18,262
  Restricted                                          3,138      3,438
INVENTORIES                                         227,061    220,564
PROPERTY AND EQUIPMENT, net                           2,411      3,599
OTHER ASSETS                                         15,821     19,406
GOODWILL                                              5,796      5,964
MORTGAGE LOANS HELD FOR SALE                         10,322     13,006
DEFERRED TAX ASSETS                                     550        550
                                                  --------- ----------
     TOTAL ASSETS                                 $ 275,893  $ 284,789
                                                  ========= ==========

                    LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES          $  17,639  $  26,170
CUSTOMER DEPOSITS                                    11,134     12,004
BORROWINGS                                           80,444     82,117
SENIOR NOTES PAYABLE (including $4,840 to
  related parties)                                   40,000     40,000
CONVERTIBLE SUBORDINATED NOTES                       30,000     30,000
FINANCIAL SERVICES BORROWINGS                        10,322     13,006
                                                  ---------  ---------
     TOTAL LIABILITIES                            $ 189,539  $ 203,297
                                                  ---------  ---------

               SHAREHOLDERS' EQUITY

PREFERRED STOCK, $.01 par, share authorized
  1,000,000, none issued
COMMON STOCK, $.01 par, shares authorized
  25,000,000; issued and outstanding 6,929,200           69         69
ADDITIONAL PAID-IN CAPITAL                           48,025     48,523
RETAINED EARNINGS                                    38,260     32,900
                                                  ---------  ---------
     TOTAL SHAREHOLDERS' EQUITY                      86,354     81,492
                                                  ---------  ---------
                                                  $ 275,893  $ 284,789
                                                  =========  =========



See accompanying notes to condensed consolidated financial statements.

                         ENGLE HOMES, INC. AND SUBSIDIARIES
                         Consolidated Statements of Income
                                   (Unaudited)
                    (dollars in thousands, except per share data)
                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                       APRIL 30,                APRIL 30,
                                 ---------------------   ---------------------
                                     1997       1996        1997        1996
                                 ---------   ---------   ---------   ---------

REVENUES
  Sales of homes                 $  96,750   $  64,816   $ 193,679   $ 118,733
  Sales of land                      5,337       8,904       5,579      12,657
  Rent and other                       352         272         611         902
  Financial services                 2,681       2,096       5,359       3,843
                                 ---------   ---------   ---------   ---------
                                   105,120      76,088     205,228     136,135
                                 ---------   ---------   ---------   ---------
COSTS AND EXPENSES
  Cost of sales - homes             82,697      55,184     165,537     101,684
  Cost of sales - land               4,820       8,018       5,058      11,172
  Selling, marketing, general
  and administrative                 9,919       7,223      19,413      13,967
  Depreciation and amortization        604         756       1,272       1,563
  Financial services                 2,081       1,603       4,331       3,139
                                 ---------   ---------   ---------   ---------
                                   100,121      72,784     195,611     131,525
                                 ---------   ---------   ---------   ---------

INCOME BEFORE INCOME TAX             4,999       3,304       9,617       4,610
  Provision for income taxes         1,925       1,256       3,703       1,752
                                 ---------   ---------   ---------   ---------
NET INCOME                       $   3,074   $   2,048   $   5,914   $   2,858
                                 =========   =========   =========   =========
Net income per share
  Primary                        $    0.44   $    0.29   $    0.85   $    0.41
                                 =========   =========   =========   =========
  Fully diluted                  $    0.36   $    0.25        0.71        0.36
                                 =========   =========   =========   =========
Shares used in earnings per
share calculations
  Primary                            6,962       7,037       6,962       7,037
  Fully diluted                      9,105       9,180       9,105       9,180











See accompanying notes to condensed consolidated financial statements.

                      ENGLE HOMES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statement of Shareholders' Equity
                    For the Six Months Ended April 30, 1997
                                 (Unaudited)
                            (dollars in thousands)


                          COMMON STOCK    ADDITIONAL
                         --------------    PAID-IN     RETAINED
                         SHARES  AMOUNT     CAPITAL    EARNINGS    TOTAL
                         ------  ------   ----------  --------- ---------

Amounts at
October 31, 1996          6,929   $ 69    $  48,523    $ 32,900  $ 81,492

  Net Income for the
  Six Months Ended
  April 30, 1997                                          5,914     5,914

  Dividends to
  Shareholders                                             (554)     (554)

  Distribution in
  connection with
  land purchase                                (498)                 (498)
                         ------  ------   ----------   --------- ---------
Amounts at
April 30, 1997            6,929   $ 69    $  48,025    $ 38,260  $ 86,354
                         ======  ======   ==========   ========= =========





















See accompanying notes to condensed consolidated financial statements.

                      ENGLE HOMES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                              (dollars in thousands)
                                                          SIX MONTHS ENDED
                                                              APRIL 30,
                                                       ----------------------
                                                          1997        1996
                                                       ----------  ----------
NET CASH REQUIRED BY OPERATING
   ACTIVITIES                                          $  (5,013)  $    ( 75)
                                                       ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net dispositions of property
   and equipment                                             276       4,231
                                                       ----------  ----------
   Net cash provided by investing
   activities                                                276       4,231
                                                       ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in borrowings                                 25,872      30,211
   Repayment of borrowings                               (27,551)    (34,230)
   Dividends to shareholders                                (554)       (554)
   Distribution in connection
   with land purchase                                       (498)
                                                       ----------  ----------

   Net cash required by
   financing activities                                   (2,731)     (4,573)
                                                       ----------  ----------

NET DECREASE IN CASH                                      (7,468)       (417)

CASH AT BEGINNING OF PERIOD                               18,262       9,143
                                                       ----------  ----------

CASH AT END OF PERIOD                                  $  10,794   $   8,726
                                                       ==========  ==========













See accompanying notes to condensed consolidated financial statements.

                    ENGLE HOMES, INC. AND SUBSIDIARIES

          Notes to Condensed Consolidated Financial Statements


NOTE 1  BASIS OF PRESENTATION AND BUSINESS

     These statements do not contain all information required by generally accepted accounting principles that are included in a full set of financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Engle Homes, Inc. and subsidiaries ("the Company") at April 30, 1997 and results of its operations and its cash flows for the period then ended and period ended April 30, 1996. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Form 10-K for the year ended October 31, 1996. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

     Income per share has been computed using the weighted average number of common shares outstanding. Such computations are further adjusted for fully diluted purposes by assuming conversion of the $30,000,000 7% Convertible Subordinated Notes (the "Convertible Subordinated Notes") and elimination of related interest incurred during the period, resulting in an increase in net income after taxes of $510,000 and $248,000 for the six months and three months ended April 30, 1997, respectively.

     Engle Homes, Inc. and subsidiaries are engaged principally in construction and sale of residential homes and land development in Florida; Dallas, Texas; Denver, Colorado; Raleigh, North Carolina; Atlanta, Georgia; Phoenix, Arizona; Virginia and Maryland. Ancillary products and services to its residential homebuilding include land sales to other builders, origination and sale of mortgage loans, and title transfer services. The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated.

NOTE 2 INVENTORIES  (dollars in thousands)
                                                       April 30,    October 31,
                                                          1997         1996
                                                       ---------    -----------

Land and improvements for residential homes
under development                                      $ 165,655      $ 163,840

Residential homes under construction                      59,626         54,944

Land zoned for commercial development                      1,780          1,780

                                                       ---------      ---------
                                                       $ 227,061      $ 220,564
                                                       =========      =========


NOTE 3 CAPITALIZATION OF INTEREST (dollars in thousands)

     Included in inventory is the following:
                             For the Three Months         For the Six Months
                              Ended April, 30              Ended April, 30
                             --------------------        --------------------
                              1997       1996              1997       1996
                             ---------  ---------        ---------  ---------
Interest capitalized,
beginning of period          $ 17,379   $ 15,377         $ 16,821   $ 13,092

Interest incurred and
capitalized                     3,662      3,727            7,815      7,592

Amortized to cost of sales     (4,241)    (2,902)          (7,836)    (4,482)
                             ---------  ---------        ---------  ---------
Interest capitalized, end
of period                    $ 16,800   $ 16,202         $ 16,800   $ 16,202
                            =========   =========        =========  =========


NOTE 4 SHAREHOLDERS' EQUITY

     On February 27, 1997, the Company declared a cash dividend of $.04 per share to shareholders of record on March 3, 1997, which was paid on March 27, 1997.

     On December 6, 1994, the Company purchased land for approximately $3.0 million and issued 250,000 of restricted shares of Common Stock with a minimum guaranteed price of $12.00 per share. The Company's guarantee expires at the rate of one percent (1%) of the Company's outstanding Common Stock per three month period following the initial two year restriction period. For the six months ended April 30,1997, the Company has paid $498,000 to the shareholder in accordance with the stock price guarantee.


















Part 1 - Item II
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following table sets forth for the periods indicated certain items of the Company's financial statements expressed as a percentage of the Company's total revenues:
                                    For the Three        For the Six
                                    Months Ended         Months Ended
                                      April 30,            April 30,
                                  -----------------    -----------------
                                   1997      1996       1997      1996
                                  ------     ------    ------    -------
Total Revenues                    100.0%     100.0%    100.0%     100.0%

Costs of home construction and
land sales                         83.3       83.1      83.1       82.9

Selling, marketing, general and
administrative expense              9.4        9.5       9.5       10.3

Income before taxes                 4.8        4.3       4.7        3.4

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
                                           April 30,
                                     (dollars in thousands)
                                  1997                     1996
                            ----------------         ----------------
                            Units    Dollars         Units   Dollars
                            -----  ---------         -----  ---------
South Florida                 490  $ 109,800           595  $ 130,200
Orlando                       187     34,800           204     37,800
Tampa                          54      9,000            40      6,500
Texas                          52      8,800            62     10,900
Denver                         96     18,400           146     26,900
Virginia/Maryland              35      8,800            48     10,000
North Carolina                 18      4,100            66     12,700
                            -----  ---------        ------  ---------
TOTAL                         932  $ 193,700         1,161  $ 235,000
                            =====  =========        ======  =========

     The decrease in unit backlog at April 30, 1997 was due in part to a 10% decline in new home sales contracts activity during the three months ended April 30, 1997 to $110.7 million versus $123.1 million in the prior year quarter.

Result of Operations:

Three Months Ended April 30, 1997 compared to April 30, 1996.

     The Company's revenues from home sales for the quarter ended
April 30, 1997 increased $31.9 million (or 49.3%) compared to the same period in fiscal 1996. The number of homes delivered increased 39.9% (to 466 from 333) and the average selling price of homes delivered increased 6.7% (to $208,000 from $195,000). The increase of revenues and homes delivered is primarily attributable to a higher velocity of home deliveries in backlog during the quarter ended April 30, 1997. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

     The Company's revenues from land sales decreased approximately $3.6 million during the three months ended April 30, 1997, as compared to the same period in fiscal 1996, primarily as a result of a decrease in commercial and multi-family land sales at Pembroke Falls, a master-planned community in South Florida.

     Cost of home sales increased $27.5 million (or 49.9%) compared to the quarter ended April 30, 1996 primarily due to the related increase in home sale revenues. Cost of home sales as a percentage of home sales increased to 85.5% from 85.1% as a result of the product mix of homes delivered.

     The Company's selling, marketing, general and administrative ("S,G&A") expenses increased $2.7 million (or 37.3%) during the three months ended
April 30, 1997, as compared to the corresponding fiscal 1996 period, primarily due to selling and marketing expenses associated with the increased number of homes delivered during the period and an increase in selling expenditures related to an increase in the number of residential subdivisions. S,G&A expenses as a percentage of total revenues for the three months ended
April 30, 1997 is comparable to the corresponding fiscal 1996 quarter.

     Primarily as a result of an increase in home sales revenues, net income increased by $1.0 million in the three months ended April 30, 1997 from the comparable period in fiscal 1996.

Six Months Ended April 30, 1997 versus April 30, 1996.

     The Company's revenues from home sales increased approximately $74.9 million (or 63.1%) during the six months ended April 30, 1997 as compared to the same period in fiscal 1996 as a result of an increase in the number of homes delivered (to 954 from 619). The average selling price of homes increased to $203,000 from $192,000. The cost of home sales increased approximately
$63.8 million (or 62.8%) during the six months ended April 30, 1997 as compared to the same period in fiscal 1996, primarily due to the related increase in home sales. Cost of home sales as a percentage of home sales revenues for the six months ended April 30, 1997 decreased .2% (to 85.5% from 85.7%). The increase in gross margin was primarily the result of the product mix of homes delivered.



Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

     The Company's revenues from land sales decreased approximately $7.1 million during the six month period ended April 30, 1997 as compared to the same period in fiscal 1996 primarily as a result of a decrease in commercial land sales at Pembroke Falls, a master-planned community in South Florida.

     The Company's selling, marketing, general and administrative ("S,G&A") expenses increased approximately $5.4 million (or 39.0%) during the six months ended April 30, 1997, as compared to the corresponding fiscal 1996 period, primarily due to selling and marketing expenses associated with increased number of homes delivered during the period. S,G&A expenses as a percentage of total revenues decreased to 9.5% in fiscal 1997 from 10.3% during the comparable quarter in fiscal 1996, primarily due to general and administrative costs decreasing as a percentage of sales.

     Primarily as a result of an increase in home sales revenues and financial services income, which include Preferred Home Mortgage Company and Universal Land Title, Inc., net income increased by approximately $3.1 million for the six months ended April 30, 1997 from the comparable period in fiscal 1996.

Liquidity and Capital Resources

     The Company's financing needs depend upon its construction volume, asset turnover and land acquisitions. The Company has financed and expects to continue to finance, its working capital needs through funds generated by operations and borrowings. Funds for future land acquisitions and construction costs are expected to be provided primarily by cash flows from operations and future borrowing as permitted under the Company"s loan agreements. At
April 30, 1997, the Company had outstanding bank borrowings of $80.4 million under its various revolving lines of credit, and had available additional borrowings of $19.5 million. The Company believes that amounts generated from operations and such additional borrowings will provide adequate funds to finance its homebuilding activities and meet its debt service requirements.

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

     Preferred Home Mortgage Company ("PHMC") has a warehouse line of credit in the amount of $18.0 million which is guaranteed by the Company. At April 30, 1997, PHMC had outstanding borrowings of $10.3 million pursuant to such credit line from origination of mortgage loans. The Company believes that such credit line is sufficient to meet the current needs of its mortgage company.

     Land Acquisition and Construction Financing. The Company is continually exploring opportunities to purchase parcels of land for its homebuilding operations and is, at any given time, in various stages of proposing, offering, and negotiating the acquisition of various parcels, whether outright or through options.
                                   10
     The Company has increased its land development activities due to Pembroke Falls and anticipated demand. The Company expects to pursue additional land acquisition and development opportunities in the future. However, the Company's ability to undertake significant additional projects is expected to depend in part upon the availability of financing on satisfactory terms. To date, the Company has not had any significant difficulties in securing acquisition, development and construction financing and, except with respect to major land acquisitions, management believes that such financing will continue to be available on satisfactory terms. However, there can be no assurance that sufficient financing on satisfactory terms will continue to be available. In addition, the closing of $11.0 million land sale contracts at Pembroke Falls in the first quarter of fiscal 1998 will strengthen the Company's ability to acquire additional projects.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report and other such Company filings (collectively, "SEC filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain information that is forward looking, related to subject matter such as national and local economic conditions, the effect of governmental regulation on the Company, the competitive environment in which the Company operates, changes in interest rates, home prices, availability and cost of land for future growth, availability of working capital and the availability and cost of labor and materials. Such forward looking information involves important risks and uncertainties that could significantly affect expected results. These risks and uncertainties are addressed in this and other SEC filings.































Part II - Other Information


Item 1-3  Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          (a) The Registrants 1997 Annual Meeting of Shareholders was held on February 27, 1997.

          (b)  Not Applicable.

          (c)  Matters Voted upon at the Meeting.

1.        Election of Registrant's Board of directors

                               Votes      Votes     Votes      Broker
          Nominess              For      Against   Withheld   Non-Votes
          ----------------   ---------   -------   --------   ---------

          Alec Engelstein    6,593,181    15,684      -           -

          Harry Engelstein   6,593,181    15,684      -           -

          John A. Kraynick   6,593,181    15,684      -           -

          Ronald Korn        6,593,181    15,684      -           -

          Henry Fishkind     6,593,181    15,684      -           -



Item 5.   Not Applicable

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



                              ENGLE HOMES, INC.
                              -----------------
                                (Registrant)


Date: May 22, 1997                           \s\ ALEC ENGELSTEIN
------------------------                         ------------------------
                                                       Alec Engelstein
                                                  Chief Executive Officer



Date: May 22, 1997                           \s\ DAVID SHAPIRO
------------------------                         ------------------------
                                                       David Shapiro
                                                  Chief Financial Officer































                         ENGLE HOMES, INC. AND SUBSIDIARIES

                                   EXHIBIT 11
          STATEMENT REGARDING COMPUTATION  OF EARNINGS PER SHARE
                             (dollars in thousands)


                                                        April 30, 1997
                                                      -------------------
                                                 For the Three     For the Six
                                                 Months Ended     Months Ended
                                                --------------   --------------

FULLY DILUTED EARNINGS PER SHARE
Computation for Statement of Income

Reconciliation of net income to amount used for fully diluted computation in statement of income:

Net income per statement of income                      $ 3,074        $ 5,914

Interest on 7% convertible debentures
  reflected in cost of sales,
  net of tax effect (a)                                     248            510
                                                    -----------    -----------

Net income, adjusted                                    $ 3,322        $ 6,424
                                                    ===========    ===========
Reconciliation of weighted average number of
  shares outstanding to amount used for fully
  diluted computation in statement of income:

Weighted average number of shares outstanding             6,929          6,929

Weighted average shares issuable from assumed
  exercise of 7% convertible debentures                   2,143          2,143

Dilutive effect from assumed exercised of
stock options                                                 3              3

Additional dilutive effect of price guarantee
  on shares issued for acquisition of land                   30             30
                                                    -----------    -----------

Weighted average number of common shares
  as adjusted                                             9,105          9,105
                                                    -----------    -----------

Fully diluted earnings per share                           0.36           0.71
                                                    ===========    ===========

(a) Interest incurred on the 7% convertible debentures is capitalized to inventory and amortized through costs of sales. The interest add back represents the current year amortization of capitalized interest.

