Form 10-Q
period 1997-07-31
ENGLE HOMES INC /FL
filed 1997-08-21
CIK 880034

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

(Mark One)

x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---- EXCHANGE ACT OF 1934

For the quarterly period ended         July   31, 1997
                                       ----------------
                                        OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    -----------
For Quarter Ended         Commission file number    0-19633
                 ---------                          -------

                                   ENGLE HOMES, INC.
--------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


      FLORIDA                                   59-2214791
-------------------------------          ---------------------------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)

   123 N.W. 13th Street
   Boca Raton, Florida                                33432
-------------------------------           --------------------------------
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
YES   x     NO
   ------      ------
Number of shares of common stock outstanding as of July 31, 1997: 6,930,328

                    PART I. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS

               ENGLE HOMES, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets
                    (dollars in thousands)
                                                July  31,   October 31,
                                                  1997         1996
                                               -----------  -----------
                                               (Unaudited)
                      ASSETS

CASH
  Unrestricted                                    $   7,947  $  18,262
  Restricted                                          1,605      3,438
INVENTORIES                                         237,833    220,564
PROPERTY AND EQUIPMENT, net                           2,663      3,599
OTHER ASSETS                                         15,966     19,956
GOODWILL                                              5,711      5,964
MORTGAGE LOANS HELD FOR SALE                          8,989     13,006
                                                  --------- ----------
     TOTAL ASSETS                                 $ 280,714  $ 284,789
                                                  ========= ==========

                    LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES          $  15,779  $  26,170
CUSTOMER DEPOSITS                                     9,218     12,004
BORROWINGS                                           87,235     82,117
SENIOR NOTES PAYABLE (including $4,840 to
  related parties)                                   40,000     40,000
CONVERTIBLE SUBORDINATED NOTES                       30,000     30,000
FINANCIAL SERVICES BORROWINGS                         8,989     13,006
                                                  ---------  ---------
     TOTAL LIABILITIES                            $ 191,221  $ 203,297
                                                  ---------  ---------

               SHAREHOLDERS' EQUITY

PREFERRED STOCK, $.01 par, share authorized
  1,000,000, none issued
COMMON STOCK, $.01 par, shares authorized
  25,000,000; issued and outstanding 6,930,328
  and 6,929,200, respectively                            69         69
ADDITIONAL PAID-IN CAPITAL                           47,839     48,523
RETAINED EARNINGS                                    41,585     32,900
                                                  ---------  ---------
     TOTAL SHAREHOLDERS' EQUITY                      89,493     81,492
                                                  ---------  ---------
                                                  $ 280,714  $ 284,789
                                                  =========  =========


See accompanying notes to condensed consolidated financial statements.

                         ENGLE HOMES, INC. AND SUBSIDIARIES
                         Consolidated Statements of Income
                                   (Unaudited)
                    (dollars in thousands, except per share data)
                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                       JULY 31,                 JULY 31,
                                 ---------------------   ---------------------
                                     1997       1996        1997        1996
                                 ---------   ---------   ---------   ---------

REVENUES
  Sales of homes                 $ 103,079   $  83,458   $ 296,758   $ 202,191
  Sales of land                        675       4,218       6,254      16,875
  Rent and other                       356         337         967       1,239
  Financial services                 3,015       2,381       8,374       6,128
                                 ---------   ---------   ---------   ---------
                                   107,125      90,394     312,353     226,433
                                 ---------   ---------   ---------   ---------
COSTS AND EXPENSES
  Cost of sales - homes             88,100      71,597     253,637     173,282
  Cost of sales - land                 635       3,737       5,693      14,909
  Selling, marketing, general
  and administrative                 9,791       8,522      29,204      22,488
  Depreciation and amortization        567         713       1,839       2,276
  Financial services                 2,176       1,835       6,507       4,878
                                 ---------   ---------   ---------   ---------
                                   101,269      86,404     296,880     217,833
                                 ---------   ---------   ---------   ---------

INCOME BEFORE INCOME TAX             5,856       3,990      15,473       8,600
  Provision for income taxes         2,254       1,516       5,957       3,268
                                 ---------   ---------   ---------   ---------
NET INCOME                       $   3,602   $   2,474   $   9,516   $   5,332
                                 =========   =========   =========   =========
Net income per share
  Primary                        $    0.52   $    0.35   $    1.37   $    0.75
                                 =========   =========   =========   =========
  Fully diluted                  $    0.43   $    0.30        1.14        0.66
                                 =========   =========   =========   =========
Shares used in earnings per
share calculations
  Primary                            6,963       7,120       6,963       7,120
  Fully diluted                      9,106       9,263       9,106       9,263











See accompanying notes to condensed consolidated financial statements.

                      ENGLE HOMES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statement of Shareholders' Equity
                    For the Nine Months Ended July 31, 1997
                                 (Unaudited)
                                (in thousands)


                          COMMON STOCK    ADDITIONAL
                         --------------    PAID-IN     RETAINED
                         SHARES  AMOUNT     CAPITAL    EARNINGS    TOTAL
                         ------  ------   ----------  --------- ---------

Amounts at
October 31, 1996          6,929   $ 69    $  48,523    $ 32,900  $ 81,492

  Net Income for the
  Nine Months Ended
  July 31, 1997                                           9,516     9,516

  Dividends to
  Shareholders                                             (831)     (831)

  Distribution in
  connection with
  land purchase                                (694)                 (694)

  Common stock issued
  in connection with
  employee stock bonus
  plan                        1                  10                    10
                         ------  ------   ----------   --------- ---------
Amounts at
July 31, 1997             6,930   $ 69    $  47,839    $ 41,585  $ 89,493
                         ======  ======   ==========   ========= =========


















See accompanying notes to condensed consolidated financial statements.

                      ENGLE HOMES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                              (dollars in thousands)
                                                          NINE MONTHS ENDED
                                                              JULY 31,
                                                       ----------------------
                                                          1997        1996
                                                       ----------  ----------
NET CASH REQUIRED BY OPERATING
   ACTIVITIES                                          $ (13,538)  $ ( 9,572)
                                                       ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net (acquisitions) dispositions of
   property and equipment                                   (363)     11,456
                                                       ----------  ----------
   Net cash (required) provided by
   investing activities                                     (363)     11,456
                                                       ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in borrowings                                  47,510     58,505
   Repayment of borrowings                                (42,399)   (58,358)
   Distribution to shareholders                            (1,525)      (831)
                                                       ----------  ----------

   Net cash provided (required) by
   financing activities                                     3,586       (684)
                                                       ----------  ----------

NET (DECREASE) INCREASE IN CASH                           (10,315)     1,200

CASH AT BEGINNING OF PERIOD                                18,262      9,143
                                                       ----------  ----------

CASH AT END OF PERIOD                                  $    7,947 $   10,343
                                                       ==========  ==========













See accompanying notes to condensed consolidated financial statements.

                    ENGLE HOMES, INC. AND SUBSIDIARIES

          Notes to Condensed Consolidated Financial Statements


NOTE 1  BASIS OF PRESENTATION AND BUSINESS

     These statements do not contain all information required by generally accepted accounting principles that are included in a full set of financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Engle Homes, Inc. and subsidiaries ("the Company") at July 31, 1997 and results of its operations and its cash flows for the period then ended and period ended July 31, 1996. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Form 10-K for the year ended October 31, 1996. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

     Income per share has been computed using the weighted average number of common shares outstanding. Such computations are further adjusted for fully diluted purposes by assuming conversion of the $30,000,000 7% Convertible Subordinated Notes (the "Convertible Subordinated Notes") and elimination of related interest incurred during the period, resulting in an increase in net income after taxes of $857,000 and $346,000 for the nine months and three months ended July 31, 1997, respectively.

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

NOTE 2 INVENTORIES  (dollars in thousands)
                                                       July 31,    October 31,
                                                         1997         1996
                                                       ---------    -----------

Land and improvements for residential homes
under development                                      $ 182,798      $ 163,840

Residential homes under construction                      53,255         54,944

Land zoned for commercial development                      1,780          1,780

                                                       ---------      ---------
                                                       $ 237,833      $ 220,564
                                                       =========      =========


NOTE 3 CAPITALIZATION OF INTEREST (dollars in thousands)

     Included in inventory is the following:
                             For the Three Months         For the Nine Months
                               Ended July, 31               Ended July, 31
                             --------------------        --------------------
                                1997       1996             1997       1996
                             ---------  ---------        ---------  ---------
Interest capitalized,
beginning of period          $ 16,800   $ 16,202         $ 16,821   $ 13,092

Interest incurred and
capitalized                     3,811      3,450           11,626     11,042

Amortized to cost of sales     (3,873)    (3,162)         (11,709)    (7,644)
                             ---------  ---------        ---------  ---------
Interest capitalized, end
of period                    $ 16,738   $ 16,490         $ 16,738   $ 16,490
                             =========  =========        =========  =========


NOTE 4 SHAREHOLDERS' EQUITY

     On May 14, 1997, the Company declared a cash dividend of $.04 per share to shareholders of record on June 6, 1997, which was paid on June 26, 1997.

     On December 6, 1994, the Company purchased land for approximately $3.0 million and issued 250,000 of restricted shares of Common Stock with a minimum guaranteed price of $12.00 per share. The Company's guarantee expires at the rate of one percent (1%) of the Company's outstanding Common Stock per three month period following the initial two year restriction period. For the nine months ended July 31,1997, the Company has paid $694,000 to the shareholder in accordance with the stock price guarantee.


















Part 1 - Item II
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following table sets forth for the periods indicated certain items of the Company's financial statements expressed as a percentage of the Company's total revenues:
                                    For the Three        For the Nine
                                    Months Ended         Months Ended
                                      July 31,              July 31,
                                  -----------------    -----------------
                                   1997       1996      1997      1996
                                  ------     ------    ------    -------
Total Revenues                    100.0%     100.0%    100.0%     100.0%

Costs of home construction and
land sales                         82.8       83.3      83.0      83.1

Selling, marketing, general and
administrative expense              9.1        9.4       9.3       9.9

Income before taxes                 5.5        4.4       5.0       3.8

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
                                            July 31,
                                     (dollars in thousands)
                                  1997                     1996
                            ----------------         ----------------
                            Units    Dollars         Units   Dollars
                            -----  ---------         -----  ---------
South Florida                 389     88,300           594  $ 132,900
Orlando                       165     32,200           182     34,900
Tampa                          71     11,600            46      6,600
Texas                          55      9,200            89     14,400
Denver                         98     19,400           127     23,100
Virginia/Maryland              49     12,500            60     12,800
North Carolina                 10      2,200            59     11,600
Arizona                        13      2,700
                            -----  ---------        ------  ---------
TOTAL                         850  $ 178,100         1,157  $ 236,300
                            =====  =========        ======  =========

     The decrease in unit backlog at July 31, 1997 was due in part to a 20% increase in homes closed during the three months ended July 31, 1997. Unit closings increased to 519 from 434 for the current quarter compared to the same period in fiscal year 1996. The Company is operating in 86 subdivisions at July 31, 1997, compared to 83 subdivisions at July 31, 1996.

Result of Operations:

Three Months Ended July 31 1997 compared to July  31, 1996.

     The Company's revenues from home sales for the quarter ended
July 31, 1997 increased $19.6 million (or 23.5%) compared to the same period in fiscal 1996. The number of homes delivered increased 19.6% (to 519 from 434) and the average selling price of homes delivered increased 4.7% (to $199,000 from $190,000). The increase of revenues and homes delivered is primarily attributable to a higher velocity of home deliveries in backlog during the quarter ended July 31, 1997. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

     The Company's revenues from land sales decreased approximately $3.5 million during the three months ended July 31 1997, as compared to the same period in fiscal 1996, primarily as a result of a decrease in commercial and multi-family land sales at Pembroke Falls, a master-planned community in South Florida.

     Cost of home sales increased $16.5 million (or 23.0%) compared to the quarter ended July 31, 1996 primarily due to the related increase in home sale revenues. Cost of home sales as a percentage of home sales decreased to 85.5% from 85.8% as a result of the product mix of homes delivered.

     The Company's selling, marketing, general and administrative ("S,G&A") expenses increased $1.3 million (or 14.8%) during the three months ended
July 31, 1997, as compared to the corresponding fiscal 1996 period, primarily due to selling and marketing expenses associated with the increased number of homes delivered during the period and an increase in selling expenditures related to an increase in the number of residential subdivisions. S,G&A expenses as a percentage of total revenues for the three months ended
July 31, 1997 decreased to 9.1% compared to 9.4%, due to economies of scales based on the Company's increase in total revenues.

     Primarily as a result of an increase in home sales revenues, net income increased by $1.1 million in the three months ended July 31, 1997 from the comparable period in fiscal 1996.

Nine Months Ended July 31, 1997 versus July 31, 1996.

     The Company's revenues from home sales increased approximately $94.6 million (or 46.8%) during the nine months ended July 31, 1997 as compared to the same period in fiscal 1996 as a result of an increase in the number of homes delivered (to 1473 from 1053). The average selling price of homes increased to $201,000 from $192,000. The cost of home sales increased approximately $80.4 million (or 46.4%) during the nine months ended July 31, 1997 as compared to the same period in fiscal 1996, primarily due to the related increase in home sales. Cost of home sales as a percentage of home sales revenues for the nine months ended July 31, 1997 decreased .2% (to 85.5% from 85.7%). The decrease in gross margin was primarily the result of the product mix of homes delivered.

Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

     The Company's revenues from land sales decreased approximately $10.6 million during the nine month period ended July 31, 1997 as compared to the same period in fiscal 1996 primarily as a result of a decrease in commercial land sales at Pembroke Falls, a master-planned community in South Florida.

     The Company's selling, marketing, general and administrative ("S,G&A") expenses increased approximately $6.7 million (or 29.8%) during the nine months ended July 31, 1997, as compared to the corresponding fiscal 1996 period, primarily due to selling and marketing expenses associated with increased number of homes delivered during the period. S,G&A expenses as a percentage of total revenues decreased to 9.4% in fiscal 1997 from 9.9% during the comparable period in fiscal 1996, primarily due to general and administrative costs decreasing as a percentage of sales.

     Primarily as a result of an increase in home sales revenues and financial services income, which include Preferred Home Mortgage Company and Universal Land Title, Inc., net income increased by approximately $4.2 million for the nine months ended July 31, 1997 from the comparable period in fiscal 1996.

Liquidity and Capital Resources

     The Company's financing needs depend upon its construction volume, asset turnover and land acquisitions. The Company has financed and expects to continue to finance, its working capital needs through funds generated by operations and borrowings. Funds for future land acquisitions and construction costs are expected to be provided primarily by cash flows from operations and future borrowing as permitted under the Company"s loan agreements. At
July 31, 1997, the Company had outstanding bank borrowings of $87.2 million under its various revolving lines of credit, and had available additional borrowings of $15.5 million. The Company believes that amounts generated from operations and such additional borrowings will provide adequate funds to finance its homebuilding activities and meet its debt service requirements.

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

     Preferred Home Mortgage Company ("PHMC") has a warehouse line of credit in the amount of $18.0 million which is guaranteed by the Company. At July 31, 1997, PHMC had outstanding borrowings of $9.0 million pursuant to such credit line from origination of mortgage loans. The Company believes that such credit line is sufficient to meet the current needs of its mortgage company.

     Land Acquisition and Construction Financing. The Company is continually exploring opportunities to purchase parcels of land for its homebuilding operations and is, at any given time, in various stages of proposing, offering, and negotiating the acquisition of various parcels, whether outright

                                    10
or through options. During the nine months ended July 31, 1997, the Company increased land inventories approximately $17.0 million to provide land for continued growth.

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

















































                                         12

                                   SIGNATURES


                    Pursuant to the requirements of the
                    Securities Exchange Act of 1934, the
                    registrant has duly caused this report
                    to be signed on its behalf by the
                    undersigned thereunto duly authorized.



                              ENGLE HOMES, INC.
                              -----------------
                                (Registrant)


Date: AUGUST 19, 1997                            \s\ ALEC ENGELSTEIN
------------------------                         ------------------------
                                                       Alec Engelstein
                                                  Chief Executive Officer



Date: AUGUST 19, 1997                            \s\ DAVID SHAPIRO
------------------------                         ------------------------
                                                       David Shapiro
                                                  Chief Financial Officer


































                         ENGLE HOMES, INC. AND SUBSIDIARIES

                                   EXHIBIT 11
               STATEMENT REGARDING COMPUTATION  OF EARNINGS PER SHARE
                    (dollars in thousands, except per share data)


                                                        July 31, 1997
                                                -------------------------------
                                                 For the Three     For the Nine
                                                 Months Ended     Months Ended
                                                --------------   --------------

FULLY DILUTED EARNINGS PER SHARE
Computation for Statement of Income

Reconciliation of net income to amount used for fully diluted computation in statement of income:

Net income per statement of income                      $ 3,602        $ 9,516

Interest on 7% convertible debentures
  reflected in cost of sales,
  net of tax effect (a)                                     346            857
                                                    -----------    -----------

Net income, adjusted                                    $ 3,948        $10,373
                                                    ===========    ===========
Reconciliation of weighted average number of
  shares outstanding to amount used for fully
  diluted computation in statement of income:

Weighted average number of shares outstanding             6,930          6,930

Weighted average shares issuable from assumed
  exercise of 7% convertible debentures                   2,143          2,143

Dilutive effect from assumed exercised of
stock options                                                33             33

Additional dilutive effect of price guarantee
  on shares issued for acquisition of land
                                                    -----------    -----------

Weighted average number of common shares
  as adjusted                                             9,106          9,106
                                                    -----------    -----------

Fully diluted earnings per share                           0.43           1.14
                                                    ===========    ===========

(a) Interest incurred on the 7% convertible debentures is capitalized to inventory and amortized through costs of sales. The interest add back represents the current year amortization of capitalized interest.

