Form 10-K405
period 1997-10-31
ENGLE HOMES INC /FL
filed 1997-11-17
CIK 880034

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997

                                       OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ______________TO______________.

                           COMMISSION FILE NO. 0-19633

                                ENGLE HOMES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   FLORIDA                             59-2214791
          ------------------------------            -------------------
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)            Identification No.)


                   123 N.W. 13TH STREET
                   BOCA RATON, FLORIDA                          33432
          ---------------------------------------            ----------
         (Address of principle executive offices)            (Zip Code)


       Registrant's telephone number, including area code: (561) 391-4012

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK (PAR VALUE $.01 PER SHARE)
                     ---------------------------------------

                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

      The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant as of November 14, 1997, was approximately $43,485,685 based on the $14.25 closing price for the Common Stock on The
Nasdaq National Market on such date. For purposes of this computation, all executive officers and directors of the Registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the Registrant.

      The number of shares of Common Stock of the Registrant outstanding as of November 14, 1997 was 6,931,693.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive Proxy Statement relating to the Registrant's 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III of this report.

-------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

      Engle Homes, Inc. (the "Company" or "Engle" ), a Florida Corporation formed in 1986, commenced business operations through predecessor entities in 1978. The Company designs, constructs, markets and sells single-family residences, townhomes, patio homes and condominiums to entry level and move-up buyers, retirees and second-home, seasonal buyers. Engle operates in nine geographic markets: Broward County, Palm Beach County and Martin County in South Florida; Orlando in Central Florida; Tampa, Sarasota, Naples and Fort Meyers on the west coast of Florida; Denver, Colorado; Dallas, Texas; Virginia and Maryland; Raleigh, North Carolina; Phoenix, Arizona; and Atlanta, Georgia. The Company offers a variety of home styles at prices ranging from approximately $80,000 to over $400,000 with an average sales price in fiscal 1997 of approximately $203,000. In addition, the Company operates a mortgage company which provides mortgages primarily to its home buyers in all of its geographic markets and a title company which provides services to its home buyers and third parties in Florida and Denver, Colorado.

      Engle is a leading Florida homebuilder. The Company believes that is the number two and number four builder of single- family homes in South Florida and Central Florida, respectively, based on revenues from unit closings for the twelve months ended June 30, 1997. Florida is the number one homebuilding state in the United States in terms of total housing starts. In addition, Florida is currently the fourth largest state based upon total population and has consistently ranked among the top four states in population growth over the past seven decades. Since 1993, Engle has expanded into eight of the top 20 markets in the nation through both start-up operations and the acquisition on a homebuilder in Denver, Colorado. In fiscal 1997, approximately 32% of the Company's revenues from home sales were generated outside the Florida markets as compared to none in fiscal 1993. Most recently, in fiscal 1997, Engle entered both the Phoenix, Arizona and Atlanta, Georgia markets through start-up operations.

   Over the past five years, the Company's revenues have grown from $137.4 million in fiscal 1993 to $425.3 million in fiscal 1997, with net income growing from $6.3 million to $13.5 million over the same period, representing compound annual growth rates of 33% and 21% respectively. The number of homes delivered increased from 797 in fiscal 1993 to 1,992 in fiscal 1997. The Company's total revenues of $425.3 million and net income from all revenue sources of $13.5 million for fiscal 1997 were the highest in the Company's history. At the end of fiscal 1997, Engle was marketing homes in 68 communities.

BUSINESS STRATEGY

      Engle believes that its success has been due to its market oriented approach which it applies to each of the following: (i) identifying new markets;
(ii) acquiring land; and (iii) diversifying its product offerings and price ranges to appeal to most segments of the home buying public. Engle believes that this strategy enables it to respond more rapidly to changing market conditions.

      EXPAND IN EXISTING AND NEW MARKETS. The Company has successfully expanded its operations through both start-up operations in new and existing markets and the acquisition of a homebuilder in Denver, Colorado. By increasing the number of residential projects within its existing markets, the Company believes that it is able to gain greater market share, leverage its existing management structure and enhance profitability through economies of scale. As part of its strategy to further diversify geographically, the Company continually seeks and evaluates market expansion opportunities, including potential acquisitions of homebuilding companies. The Company seeks to expand into geographic markets with significant single-family home permit activity, substantial job growth, a diversified economy and an availability of strong management with local market expertise. Since its initial public offering in January 1992, the Company has expanded into eight new geographic markets.

      OFFER A BROAD SELECTION OF PRODUCTS. The Company designs its homes to appeal to a wide variety of home buyers, including entry level and move-up buyers, retirees and second-home, seasonal buyers. Accordingly, the Company offers a number of home styles and price ranges at various locations in each market, including golf and waterfront communities in certain markets. Engle's product offerings include semi-custom estate homes, detached single-family residences, townhomes, and semi-detached patio homes/duplexes. Management believes that the Company's long-standing policy of product diversification enables it to respond more rapidly to changing market conditions.

      SELECTIVELY ACQUIRE LAND. The Company maintains a land acquisition policy designed to enhance profitability and return on capital while minimizing the risks associated with investments in land. Engle seeks to identify and acquire superior locations in each market and offer a number of communities with diverse products and sales prices. The Company prefers to acquire improved residential lots ready for construction by entering into option contracts, whenever possible, or outright purchases. The Company also acquires tracts of land that require site improvements prior to the start of home construction. Occasionally, Engle purchases larger parcels of undeveloped land suited for master planned communities primarily in South Florida. When acquiring larger parcels, the Company typically contracts to sell portions of improved or unimproved land to other builders as a source of additional revenue thereby reducing the Company's investment. In addition, when economically advantageous to the Company, Engle enters into partnership or joint venture agreements with other major homebuilders to purchase and develop well located parcels of land. The Company generally purchases land only after required zoning entitlements have been obtained.

      MAINTAIN STRINGENT COST CONTROLS. The Company believes that maintaining stringent cost controls is a key factor in ensuring profitability. The Company seeks to reduce its costs and risks by (i) obtaining required zoning entitlements prior to most acquisitions of land, (ii) using subcontractors to perform home construction and site improvement work on a fixed price basis and
(iii) minimizing inventory of unsold homes, (iv) improving construction cycle time for new homes and (v) obtaining volume discounts on construction materials and favorable pricing from subcontractors.

      COMMITMENT TO CUSTOMER SATISFACTION. The Company is dedicated to providing customer satisfaction through quality construction and customer service. Divisional managers are responsible for the quality of construction and the level of customer satisfaction in their respective divisions.

      EXPERIENCED MANAGEMENT WITH DECENTRALIZED OPERATING STRUCTURE. In order to serve the needs of each of its regional markets, the Company relies upon the expertise of its divisional managers, each of whom have significant experience in the homebuilding industry. Divisional managers benefit from Engle's corporate expertise in sales and marketing, land acquisition and financial services and its centralized accounting department. The Company believes that this interaction between the divisional managers and corporate management provides enhanced operating results.

LAND ACQUISITION AND DEVELOPMENT

      The Company prefers to acquire improved residential lots ready for construction by entering into option contracts, whenever possible, or outright purchases. The Company also acquires tracts of land that require site improvements prior to the start of home construction. Occasionally, the Company purchases larger tracts of land with the intention of reselling portions of the tracts to other builders as a source of additional revenue. Specifically, the Company purchased larger tracts of land and sold parcels to other builders in connection with the development of its master planned communities, including Embassy Lakes, North Passage, Lakeside Green and currently, Pembroke Falls. Unlike the Company's more typical subdivision projects, the Company's master-planned communities have involved significantly larger tracts of land, greater planning and site improvement activities and the development of more extensive recreational facilities and related amenities. The Company's master-planned communities normally take five or more years to complete depending on the project's size, economic conditions prevailing at the time and the Company's strategy for the particular project. Engle's more traditional residential developments usually take two to three years to complete.

      Management believes that the Company's Pembroke Falls project exemplifies the opportunities available to the Company when developing master-planned communities. In February 1994, the Company acquired this approximately 1,500 acre parcel located in southwest Broward County, Florida, a rapidly developing housing market. The purchase price for the Pembroke Falls parcel was $25.7 million, or approximately $17,100 per acre. The Company expects to build approximately 2,000 single-family housing units and has sold most of the approximately 222 acres of land zoned for commercial and multi-family use. Through October 31, 1997, approximately $45.4 million in land sales contracts had been written, of which $34.5 million closed through fiscal 1997. Of the remaining $10.9 million in contracts, $8.3 million are binding contracts, and $2.6 million are contingent upon completion of an inspection period during the next ninety days. Management believes that the purchase of this relatively large parcel enabled the Company to obtain desirable land inventory in its South Florida division for future development at a lower cost than if the Company had purchased smaller parcels available for immediate construction of homes.

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

      The Company expends considerable effort in developing a design and marketing concept for each of its subdivisions, which includes determination of size, style and price range of the homes and, in certain projects, layout of streets, layout of individual lots and overall community design. The product line offered in a particular subdivision depends upon many factors, including housing generally available in the area, the needs of the particular market and the Company's costs of lots in the subdivision. The Company, where necessary, undertakes development activities which include government approvals, site planning, engineering, as well as constructing roads, sewer, water and drainage facilities and, where applicable for recreational facilities and other amenities.

      At October 31, 1997, the Company was marketing 14 subdivisions in South Florida; 12 in Central Florida; 10 on Florida's west coast; 9 in Denver, CO; 8 in Dallas, TX; 8 in Virginia and Maryland; 3 in Raleigh, North Carolina; and 4 in Phoenix, Arizona . The Company anticipates that it will begin acquiring land for its Atlanta division in November 1997. The Company's residential real estate inventory at October 31, 1997 was as follows:

                                                    HOMES UNDER                    LOTS AVAILABLE
                                                   CONSTRUCTION              FOR FUTURE CONSTRUCTION(3)
                                          ------------------------------     ---------------------------
                             TOTAL LOTS
DIVISION                      AVAILABLE   SOLD(1)  SPECULATIVE(2) MODELS     SOLD(1)   UNSOLD    OPTIONS
                             ---------    ------   ------------   ------     -------  ---------  -------
South Florida (3)..........   2,544(4)       182             56        9         158      2,062       77
Central Florida (5)........   1,017           61             41       11          83        637      184
Florida's west coast (6)...   1,706(7)        39             15        7          69       1179      397
Denver, CO.................     999           54             50        1          46        405      443
Dallas, TX.................     816           25             24        4          38        197      528
Virginia/Maryland..........     291           26             12        7          15        129      102
Raleigh, NC................     270           12              9        1           4        244       --
Phoenix, AZ................     225           18              4       --          39         67       97
                             ------       ------   ------------   ------     -------  ---------  -------
   Total                      7,868          417            211       40         452      4,920    1,828

------------------

(1) Under contract, but not delivered. See the discussion of the Company's backlog under "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(2) Speculative units are unsold homes that are completed or under construction.
(3)  South Florida refers to Broward County, Palm Beach County and Martin
     County.
(4)  Includes 1,713 remaining lots in Pembroke Falls.
(5)  Central Florida refers to Orlando
(6)  Florida's West Coast refers to Tampa, Sarasota, Naples and Ft. Meyers
(7)  Includes 906 lots in Lake Bernadette in Tampa.

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

      The Company does not maintain significant inventories of construction materials except for work in process, materials for homes under construction and a limited amount of other construction materials. Generally, the construction materials used in the Company's operations are readily available from numerous sources.

MARKETING AND SALES

      The Company sells its homes primarily through commissioned employees, who typically work from sales offices located at the model homes in each Engle subdivision, as well as through cooperating independent brokers. In all instances, Company personnel are available to assist prospective buyers by providing them with floor plans, price information, tours of model homes and the selection of options and upgrades. Options and upgrades are generally priced to have a positive effect on profit margins. Sales personnel are trained by the Company and attend periodic meetings to be updated on the availability of financing, construction schedules, marketing and advertising plans.

      The Company advertises in newspapers, magazines and on billboards. Engle also uses out-of-state home shows, radio, video tapes, direct mail advertising, special promotional events, illustrated brochures and model homes in its comprehensive marketing program. In addition, Engle maintains a web site on the Internet. The Company also uses a cross-referral program that encourages Company personnel to direct customers to other Engle subdivisions based on the customers' needs.

CUSTOMER SERVICE AND QUALITY CONTROL

      The Company's customer service department is responsible for pre-closing and post-closing customer needs. Prior to closing, a Company employee accompanies the buyer on a home orientation and inspection tour. The Company is continuing with its objective to provide quality construction through on going training programs to maintain its high quality construction standards. The Company also provides home buyers with a limited warranty program which, in general, provides a home buyer with a one-year warranty on workmanship and building materials and a ten-year structural warranty. In addition, the Company purchases, when required by local or state ordinances, builder liability insurance for major structural defects.

FINANCIAL SERVICES

      The Company's financial services subsidiaries provide mortgage banking and title insurance services. For fiscal 1997, the financial services subsidiaries increased their profitability to $2.7 million, an increase of 49% compared to fiscal 1996.

      MORTGAGE BANKING. In April 1992, the Company established Preferred Home Mortgage Company ("PHMC"). PHMC is a full service mortgage banker which arranges financing through the origination of mortgage loans to the Company's home buyers and to a lesser extent third party loans that are not associated with homes built by the Company. PHMC is an approved lender by the Federal National Mortgage Association ("FNMA") to deliver loan origination to FNMA and to other investors and to service such loans.

      During fiscal 1997, PHMC originated and sold approximately $138.0 million in mortgage loans (including servicing rights), representing a significant portion of the Company's home buyers that requested mortgage financing. Substantially all of PHMC's revenues are derived from mortgages on homes built by Engle. At October 31, 1997, PHMC was originating mortgages in substantially all Engle homebuilding divisions.

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

      TITLE SERVICES. In September 1992, the Company purchased all the outstanding common stock of the Title Store, Inc. In May 1994, the Company acquired all the capital stock of Universal Land Title, Inc. ("ULT"), a company that sells, but does not underwrite, title policies and simultaneously merged with the Title Store, Inc. to form one company. ULT currently provides title services to the Company's home buyers in Florida and Denver, Colorado, as well as third parties. At October 31, 1997, ULT was operating 15 offices in Florida and 4 offices in Denver, Colorado.

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

      To varying degrees, certain permits and approvals will be required to complete the residential developments currently being planned by the Company. The ability of the Company to obtain necessary approvals and permits for these projects is often beyond the Company's control, and could restrict or prevent the development of otherwise desirable property. The length of time necessary to obtain permits and approvals increases the carrying costs of unimproved property acquired for the purpose of development and construction. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations and their interpretation and application. To minimize these risks, the Company generally restricts land purchases to tracts that have zoning entitlements.

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

COMPETITION AND MARKET FACTORS

      The development and sale of residential properties is highly competitive and fragmented. The Company competes in each of its markets with numerous national, regional and local builders, including some builders with greater financial resources. Builders of new homes compete not only for home buyers, but also for desirable properties, raw materials and skilled subcontractors. The Company also competes for residential sales with individual sales of existing homes and available rental housing.

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

EMPLOYEES

      At October 31, 1997, the Company employed approximately 544 persons, including sales and marketing personnel, executive, administrative and clerical personnel, construction employees and financial services personnel.

      Although none of the Company's employees are covered by collective bargaining agreements, certain of the subcontractors which the Company engages are represented by labor unions or are subject to collective bargaining agreements. The Company believes that its relations with its employees and subcontractors are good.

ITEM 2.  PROPERTIES

      The Company's corporate office is located at 123 N.W. 13th Street, Suite 300, Boca Raton, Florida 33432, where the Company leases 9,356 square feet of office space for a term expiring in August 2006. Engle's building divisions, PHMC and ULT branch operations lease additional office space at various locations for their day-to-day operations. Management believes that the current leased offices are adequate for its needs for the foreseeable future. See Note 3 of Notes to Consolidated Financial Statements for discussion of sale of commercial properties.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the Company's 1997 fiscal year.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS

      The Common Stock is traded on The Nasdaq National Market under the symbol "ENGL." The following table sets forth, for the periods indicated, the high and low closing sales price for the Common Stock, as reported on The Nasdaq National Market. As of November 7, 1997 there were approximately 75 shareholders of record. The closing sale price of the Company's Common Stock as reported on The Nasdaq National Market on November 14, 1997, was $14.25.

                              YEAR ENDED OCTOBER 31,
                        -----------------------------------
                            1997                 1996
                        -------------        --------------
                        HIGH    LOW          HIGH      LOW
                        -----  ------        -----     ----
First Quarter            9.00    8.50        11.00     8.25
Second Quarter          10.75    8.25        10.25     7.63
Third Quarter           11.88    9.13         9.25     5.50
Fourth Quarter          15.50   11.75         8.50     6.88

      The Company has declared per share quarterly dividends as set forth in the following table.

                                    CASH DIVIDEND
                                  ----------------
                                  1997        1996
                                  ----        ----
First Quarter                     $.04        $.04
Second Quarter                    $.04        $.04
Third Quarter                     $.04        $.04
Fourth Quarter(a)                 $.04        $.04

         --------------

         (a) Dividend declared in November of 1996 and 1997.

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

      The Company's loan agreements currently limit the amount of dividends that the Company may pay in any year to no more than 50% of the Company's net income for such year. Generally, the indenture for the Senior Notes provides that the Company may not declare or pay any dividend or make certain other payments or take certain other actions (collectively, "Restricted Payments") unless the aggregate amount of all Restricted Payments declared or made after January 31, 1994 does not exceed the sum of (i) 50% of the Company's cumulative Consolidated Net Income (as defined in the indenture) since January 31, 1994 plus (ii) cash proceeds to the Company from certain issuances of capital stock of the Company plus (iii) $1.0 million.

ITEM 6.  SELECTED FINANCIAL DATA

      The following selected financial data as of and for the years ended October 31, 1997, 1996, 1995, 1994 and 1993 have been derived from the consolidated financial statements of the Company which have been audited by BDO Seidman, LLP independent certified public accountants. The data should be read in conjunction with the Company's Consolidated Financial Statements, related notes and other financial information included elsewhere herein.

                             SELECTED FINANCIAL DATA
                  (In thousands, except share and unit amounts)

                                                                      YEARS ENDED OCTOBER 31,
                                                  ---------------------------------------------------------------
                                                     1997         1996         1995          1994         1993
                                                  ----------   ----------    ---------    ----------    ---------
INCOME STATEMENT DATA:
Total revenues.................................   $  425,295   $  332,088    $ 244,528    $  224,459   $  137,386
Income before income taxes.....................       21,899       13,701        9,536        12,179       10,118
Provision for income taxes.....................        8,431        5,206        3,624         4,604        3,820
Income before cumulative effect of change
  in accounting for income taxes...............                                                7,575
Cumulative effect of change in accounting
  for income taxes.............................                                                1,332
Net income.....................................   $   13,468   $    8,495    $   5,912    $    8,907    $   6,298
                                                  ==========   ==========    =========    ==========    =========


Income per share before cumulative effect of change in accounting for income taxes

  Primary......................................                                           $    1.13
  Fully diluted................................                                           $     .96
Income per share from cumulative effect
 of change in accounting for income taxes

  Primary......................................                                           $     .20
  Fully diluted................................                                           $     .15
Net income per share

  Primary......................................   $     1.94   $    1.20     $     .85    $     1.33    $     .95
  Fully diluted................................   $     1.58   $    1.03     $     .74    $     1.11    $     .81
Cash dividends ................................   $    1,109   $   1,109     $   1,109    $    1,066    $   1,064
                                                  ==========   ==========    =========    ==========    =========
Weighted average number of
  outstanding shares

    Primary....................................        6,951       7,108         6,989         6,674        6,650
    Fully diluted (a)..........................        9,246       9,251         9,132         8,817        8,131

SELECTED OPERATING DATA:

Deliveries (in units)..........................        1,992       1,567         1,137         1,225          797
Backlog at end of period (b)
    Units......................................          869       1,016           804           560          687
    Aggregate sales  value.....................    $ 174,000   $ 210,300     $ 161,900     $ 108,200    $ 119,491





                      SELECTED FINANCIAL DATA--(CONTINUED)

                                                                            OCTOBER 31,
                                                   --------------------------------------------------------------
                                                     1997         1996          1995         1994          1993
                                                   ---------   ----------    ---------    ----------    ---------
BALANCE SHEET DATA:
Inventories (c)................................    $ 230,108   $ 220,564     $ 198,664     $ 138,428    $  88,902
Total assets...................................      288,412     284,789       251,918       188,913      143,991
Borrowings.....................................      152,064     152,117       147,454        99,428       63,794
Total shareholders' equity.....................       93,180      81,492        74,106        66,303       58,102

-------------------------------------

(a) Fully diluted net income per share assumes conversion of the Company's 7% Convertible Subordinated Notes due 2003 and elimination of amortization of capitalized interest related to such Notes, resulting in an increase in net income and weighted average number of Common Shares outstanding.

(b) See Item 7--Management's Discussion and Analysis of Financial Condition and Operations--Overview.

(c)  See--Note 2 of Notes to the Company's Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     GENERAL. The following table sets forth for the years indicated, certain items of the Company's Consolidated Financial Statements expressed as percentages of the Company's total revenues:

                                                                   PERCENTAGE OF TOTAL REVENUES
                                                                      YEAR ENDED OCTOBER 31,
                                                                   -----------------------------

                                                                   1997        1996       1995
                                                                   ----        ----       ----

Sales of homes................................................     95.1%       91.5%      88.4%
Sales of land.................................................      1.8         5.3        8.6
Rent and other................................................       .4          .5         .6
Financial services income.....................................      2.7         2.7        2.4
                                                                   ----        ----       ---
     Total ...................................................     100%        100%       100%
                                                                   ====        ===        ===
Cost of sales-homes...........................................     81.2        78.5       75.6
Cost of sales-land............................................      1.7         4.7        7.0
Selling, marketing, general and administrative expenses.......      9.3         9.6       10.0
Income before income taxes....................................      5.1         4.1        3.9
Net income ...................................................      3.2         2.6        2.4

The following tables set forth information relating to homes closed, new sales contracts and sales backlog by operating division for fiscal years 1997, 1996 and 1995.

                                                     YEAR ENDED OCTOBER 31,
                            -----------------------------------------------------------------------
                                   1997                       1996                     1995
                            -------------------       ---------------------      ------------------
HOMES CLOSED                CLOSED      PERCENT       CLOSED       PERCENT       CLOSED     PERCENT
------------                ------      -------       ------       -------       ------     -------
South Florida                 847         42.4%         624          39.8%         513        45.1%
Central Florida               386         19.4          343          21.9          244        21.5
West Coast Florida             84          4.2           66           4.2           56         4.9
Texas                         173          8.7          107           6.8           57         5.0
Colorado                      334         16.8          269          17.2          243        21.4
Virginia/Maryland             103          5.2          102           6.5           18         1.6
North Carolina                 64          3.2           56           3.6            6          .5
Arizona                         1           .1            -             -            -           -
                            -----       ------       ------        ------       ------       -----
Total                       1,992          100%       1,567           100%       1,137         100%
                            =====       ======       ======        ======       ======       =====


                                              YEAR ENDED OCTOBER 31,
                                              (dollars in thousands)

                                   1997                       1996                     1995
                             ------------------       --------------------      -------------------
NEW SALES CONTRACTS          SOLD       DOLLARS       SOLD         DOLLARS       SOLD     DOLLARS
-------------------          ----      --------       -----        -------      ------    ---------
South Florida                 628      $135,100         643        $141,200        698     $139,000
Central Florida               365        69,200         378          70,500        268       48,700
West Coast Florida            153        25,400          81          12,200         60       11,700
Texas                         148        23,800         179          30,200         62       12,500
Colorado                      346        67,800         318          59,600        217       40,500
Virginia/Maryland             110        27,600         111          24,700         41       10,400
North Carolina                 37         7,700          69          14,000         35        7,000
Arizona                        58        11,500          -               -          -            -
                            -----      --------       -----        --------      -----     ---------
Total                       1,845      $368,100       1,779        $352,400      1,381     $269,800
                            =====      ========       =====        ========      =====     ========





                             YEAR ENDED OCTOBER 31,
                             (dollars in thousands)

                                 1997                      1996                         1995
                           ------------------        ------------------           ------------------

SALES BACKLOG              HOMES     DOLLARS          HOMES     DOLLARS           HOMES     DOLLARS
-------------              -----     --------         -----     --------          -----     --------
South Florida               340      $ 72,600          559      $126,500            540     $110,800
Central Florida             144        28,400          165        31,000            130       23,500
West Coast Florida          108        18,000           39         5,800             25        4,900
Texas                        63         9,900           90        14,500             18        3,600
Colorado                    100        19,400           86        15,700             37        7,300
Virginia/Maryland            41        10,900           34         8,000             25        6,100
North Carolina               16         3,400           43         8,800             29        5,700
Arizona                      57        11,400            -             -              -            -
                          -----      --------        -----      --------           ----     --------
Total                       869      $174,000        1,016      $210,300            804     $161,900
                          =====      ========        =====      ========           ====     ========


     BACKLOG. Sales of the Company's homes are generally made pursuant to a standard contract which requires a down payment. The contract includes a financing contingency which permits the customer to cancel in the event mortgage financing at prevailing interest rates (including financing arranged by the Company) is unobtainable within a specified period, typically four to six weeks. The Company includes an undelivered home sale in its backlog upon execution of the sales contract and receipt of the down payment. Revenue is recognized only upon the closing and delivery of a home. The Company estimates that the average period between the execution of a purchase agreement for a home and delivery is approximately four to six months.

      As of October 31, 1997, the Company's backlog was $174.0 million or 869 contracts as compared to $210.3 million or 1,016 contracts as of October 31, 1996. Excluding South Florida, the Company's backlog increased to $101.4 million or 529 contracts as of October 31, 1997 from $83.8 million or 457 contracts as of October 31, 1996, an increase of 21% and 16% respectively. The Company believes that as a result of its focus on improving cycle times, it expects to deliver a higher percentage of backlog in the subsequent quarters.

      The Company believes that the decline in South Florida backlog can be attributed to two primary factors: (i) timing differences between recently completed subdivisions and the opening of new subdivisions, and (ii) the success of its pre-sale contract activity at Pembroke Falls prior to October 31, 1996. As is common practice for large projects, the Company began pre-sale activity at Pembroke Falls prior to October 31, 1996 so that it could begin home construction on that project immediately upon completion of site development.

Results of Operations

YEAR ENDED OCTOBER 31, 1997 COMPARED TO YEAR ENDED OCTOBER 31, 1996.

     The Company's revenues from home sales during fiscal 1997 increased $100.4 million (or 33.0 %) compared to fiscal 1996. The number of homes delivered by the Company increased 27.1% (to 1,992 from 1,567) and the average selling price of homes delivered increased 4.6% (to $203,000 from $194,000). The increase of revenues and homes delivered is primarily attributable to a higher percentage of backlog being delivered during fiscal 1997. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

      The Company's revenues from land sales decreased approximately $9.9 million (or 56.3%) during fiscal 1997 as compared to fiscal 1996 primarily as a result of a decrease in commercial and multi-family land sales at Pembroke Falls.

      Cost of home sales increased approximately $84.6 million (or 32.5%) compared to fiscal 1996, primarily due to the related increase in home sales revenues. Cost of home sales as a percentage of home sales decreased to 85.4% from 85.7% as a result of the product mix of homes delivered.

      Cost of land sales decreased approximately $8.5 million (or 54.5%) during fiscal 1997 as compared to fiscal 1996, primarily as a result of the decrease in land sales. Costs of land sales as a percentage of land sales increased to 92.3% from 88.7%, which was primarily attributable to lower margin single family lots available for sale. Margins from land sales at Pembroke Falls in fiscal 1997 were comparable to fiscal 1996.

      The Company's selling, marketing, general and administrative ("S,G&A") expenses increased approximately $7.7 million (or 24.2%) during fiscal 1997 as compared to fiscal 1996, primarily as a result of variable selling costs associated with the greater number of homes closed and an increase in selling expenditures related to an increase in the number of residential subdivisions. S,G&A expenses as a percentage of total revenues decreased from 9.6% in fiscal 1996 to 9.3% in fiscal 1997, primarily due to certain economies of scale.

      Fiscal 1997 income before income taxes increased $8.2 million (or 59.8%) as compared to fiscal 1996, primarily due to the increase in home sales revenues.

YEAR ENDED OCTOBER 31, 1996 COMPARED TO YEAR ENDED OCTOBER 31, 1995.

     The Company's revenues from home sales during fiscal 1996 increased $87.9 million (or 40.7 %) compared to fiscal 1995. The number of homes delivered by the Company increased 37.8% (to 1,567 from 1,137) and the average selling price of homes delivered increased 2.1% (to $194,000 from $190,000). The increase of revenues and homes delivered is primarily attributable to the record backlog of homes under contract at the beginning of fiscal 1996 and improved sales activity in all homebuilding divisions as compared to fiscal 1995. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

         The Company's revenues from land sales decreased approximately $3.4 million (or 16.2%) during fiscal 1996 as compared to fiscal 1995 primarily as a result of a decrease in commercial and multi-family land sales at Pembroke Falls.

     Cost of home sales increased approximately $75.7 million (or 40.9%) compared to fiscal 1995, primarily due to the related increase in home sales revenues. Cost of home sales as a percentage of home sales was consistent with fiscal 1995.

     Cost of land sales decreased approximately $1.7 million (or 10.1%) during fiscal 1996 as compared to fiscal 1995, primarily as a result of the decrease in land sales. Costs of land sales as a percentage of land sales increased to 88.7% from 82.7%, which was primarily attributable to lower margin single family lots available for sale. Margins from land sales at Pembroke falls in fiscal 1996 were comparable to fiscal 1995.

     The Company's selling, marketing, general and administrative ("S,G&A") expenses increased approximately $7.4 million (or 30.4%) during fiscal 1996 as compared to fiscal 1995, primarily as a result of selling costs associated with the greater number of homes closed and an increase in selling expenditures related to an increase in the number of residential subdivisions. S,G & A expenses as a percentage of total revenues decreased from 10.0% in fiscal 1995 to 9.6% in fiscal 1996, primarily due to economies of scale.

      Fiscal 1996 income before income taxes increased $4.2 million (or 43.7%) as compared to fiscal 1995, primarily due to the increase in home sales revenues.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL. The Company's financing needs depend upon its construction volume, asset turnover and land acquisitions. Prior to the Company's initial public offering, the Company's most significant source of funds were acquisition, development and revolving construction loans provided by financial institutions and seller financing for land purchases. In January 1992, the Company completed an initial public offering of its Common Stock and received net proceeds of approximately $27.3 million. In February 1993, the Company issued an aggregate of $30.0 million principal amount of 7% Convertible Subordinated Notes due 2003 and received net proceeds of approximately $28.7 million. In March 1994, the Company issued an aggregate of $40 million principal amount of 11 3/4% Senior Notes due 2000 and received net proceeds of approximately $38.6 million. The proceeds from these offerings were generally used for repayment of debt, land acquisition and general corporate purposes.

      The Company has two credit agreements (the "Agreements") with various lending institutions which at November 13, 1997, provided for a combined $130.0 million collateralized revolving line of credit. Borrowings under these Agreements bear interest at rates ranging from LIBOR plus 2.50% to prime plus
 .25% at the Company's election. Available borrowings under the Agreements are limited to certain percentages of finished lots, construction costs, land and land under development. The Company is currently in discussions with a group of banks to obtain an unsecured revolving credit facility to be used for working capital and general corporate purposes. If obtained, the new facility would be used to replace all of the Company's existing lines of credit, other than its warehouse line of credit.

      At October 31, 1997 the Company had outstanding borrowings of approximately $152.1 million, and aggregate available funds of approximately $18.9 million pursuant to various credit lines including the Agreements. The Company believes that funds generated from operations and expected borrowing availability under existing and future bank credit facilities will be sufficient to fund the Company's working capital requirements during fiscal 1998, with the exception of major land acquisitions, if any. For a further description of the Company's borrowings, see Note 5 of the Company's Consolidated Financial Statements.

      On October 17, 1997, the Company announced the early redemption of $15.0 million of its 7% Convertible Subordinated Debentures due 2003. Such redemption will occur on November 18, 1997. In order to fund this redemption, the Company has established a $15.0 million short term unsecured credit facility.

      In addition, PHMC has a warehouse line of credit of $18.0 million which is guaranteed by the Company. At October 31, 1997 the outstanding balance was $14.5 million to service origination of mortgage loans. The Company expects to increase the warehouse line of credit to $25.0 million to accommodate the potential growth of its mortgage banking operations in fiscal year 1998.

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

      DEBT SERVICE. Scheduled and estimated maturities of the Company's borrowings aggregate approximately $4.4 million during fiscal 1998 and approximately $42.0 million in fiscal 1999. The Company anticipates that it will fund the maturities of its debt and required expenditures relating to its developments primarily with cash flow from operations and existing credit lines, new or renewed credit lines or term loans or selling of equity or debt. See Note 5 of Notes to the Company's Consolidated Financial Statements.

      CASH FLOWS. The Company has experienced negative cash flows of $2.7 million during fiscal 1997. This is primarily the result of increasing land inventory to meet expected sales demand and site development costs associated with Pembroke Falls. Cash flows required by operating activities were $151,000 in 1997 compared to $1.3 million in 1996 primarily due to increased pace of home deliveries. Cash flows from investing activities decreased by $7.5 million in 1997 primarily due to a reduction in the sales of commercial property. Cash flows from financing activities decreased by $5.4 million primarily due to a decrease in borrowings.

     Management does not anticipate that PHMC's expansion of its operations will significantly impact the Company's liquidity because the mortgages are generally sold within a short period of time after their origination to the Federal National Mortgage Association (FNMA) or other qualified investors. PHMC has established the capability to retain the servicing of loans, however, during fiscal 1997 all servicing rights were sold.

INFLATION

      The Company, as well as the homebuilding industry in general, may be adversely affected during periods of high inflation, primarily because of higher land and construction costs. In addition, higher mortgage interest rates may significantly affect the affordability of permanent mortgage financing to prospective purchasers. Inflation also increases the Company's interest costs and costs of labor and materials. The Company attempts to pass through to its customers any increases in its costs through increased selling prices and, to date, inflation has not had a material adverse effect on the Company's results of operations. However, there is no assurance that inflation will not have a material adverse impact on the Company's future results of operations.

INTEREST RATES

     The Company's operations are interest rate sensitive. Overall housing demand is adversely affected by increases in interest costs. If mortgage interest rates increase significantly, this may negatively impact the ability of a home buyer to secure adequate financing. Such results of higher interest rates may adversely affect the Company's revenues, gross margins and net income.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Except for the historical information contained herein, the matters discussed in this annual report and Form 10-K are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive and governmental factors affecting the Company's markets, prices and other facets of its operations.

NEW FASB PRONOUNCEMENTS

      Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," issued in February 1997, replaces the current methodology for calculating and presenting earnings per share. Under SFAS No. 128, primary earnings per share will be replaced with a presentation of basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shares outstanding for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed similarly to fully diluted earnings per share in accordance with the Accounting Principles Board (APB) Opinion No. 15. The Statement will be effective for financial statements issued by the Company after December 15, 1997. The impact of SFAS No. 128 is not expected to be material.

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     SFAS No. 131, " Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate the resources and in assessing performance.

     Both SFAS No. 130 and No. 131, issued in June 1997, are effective for financial statements for periods beginning after December 15, 1997 and require that comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----

Report of Independent Certified Public Accountants.....................  18

Consolidated Balance Sheets
  as of October 31, 1997 and 1996......................................  19

Consolidated Statements of Income
  For the Years Ended October 31, 1997, 1996 and 1995..................  20

Consolidated Statements of Shareholders' Equity
  For the Years Ended October 31, 1997, 1996 and 1995..................  21

Consolidated Statements of Cash Flows
  For the Years Ended October 31, 1997, 1996 and 1995..................  22

Notes to Consolidated Financial Statements.............................  23

Consolidated Financial Statement Schedules:

         Schedule II - Valuation and Qualifying Accounts...............  36

Schedules other than those listed above are omitted because of the conditions under which they are required, or because the information required therein is set forth in the consolidated financial statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders' and Board of Directors
Engle Homes, Inc.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Engle Homes, Inc., and subsidiaries as of October 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1997. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Engle Homes, Inc. and subsidiaries at October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1997 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.



Miami, Florida                                  BDO SEIDMAN, LLP
November 10, 1997



                       ENGLE HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                      OCTOBER 31,
                                                                            ------------------------------
                                                                                1997              1996
                                                                            ------------      ------------
                                  ASSETS
CASH
  Unrestricted.........................................................         $ 15,565          $ 18,262
  Restricted...........................................................              981             3,438
INVENTORIES ...........................................................          230,108           220,564
PROPERTY AND EQUIPMENT, net............................................            2,623             3,599
OTHER ASSETS...........................................................           15,803            19,406
GOODWILL, net of accumulated amortization of $1,149 and $813,
respectively...........................................................            5,627             5,964
DEFERRED TAX ASSET.....................................................            3,176               550
MORTGAGE LOANS HELD FOR SALE...........................................           14,529            13,006
                                                                            ------------      ------------
          TOTAL ASSETS.................................................         $288,412          $284,789
                                                                            ============      ============

                                LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES...............................           21,167          $ 26,170
CUSTOMER DEPOSITS......................................................            7,472            12,004
BORROWINGS.............................................................           82,064            82,117
SENIOR NOTES PAYABLE, including $5,390 to related parties..............           40,000            40,000
CONVERTIBLE SUBORDINATED NOTES.........................................           30,000            30,000
FINANCIAL SERVICE BORROWINGS...........................................           14,529            13,006
                                                                            ------------      ------------
          TOTAL LIABILITIES............................................          195,232           203,297
                                                                            ------------      ------------


                           SHAREHOLDERS' EQUITY

PREFERRED STOCK, $.01 par, shares authorized 1,000,000;
  none issued..........................................................
COMMON STOCK, $.01 par shares authorized 25,000,000; issued and
  outstanding 6,931,693 and 6,929,200 respectively.....................               69                69
ADDITIONAL PAID-IN CAPITAL ............................................           47,852            48,523
RETAINED EARNINGS......................................................           45,259            32,900
                                                                            ------------      ------------
          TOTAL SHAREHOLDERS' EQUITY...................................           93,180            81,492
                                                                            ------------      ------------
                                                                                $288,412          $284,789
                                                                            ============      ============


          See accompanying notes to consolidated financial statements.


                       ENGLE HOMES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                     FOR THE YEAR ENDED OCTOBER 31,
                                                    -------------------------------
                                                       1997      1996       1995
                                                    --------   --------   --------
REVENUES
   Sales of homes ...............................   $404,407   $303,972   $216,059
   Sales of land ................................      7,685     17,571     20,964
   Rent and other ...............................      1,513      1,485      1,573
   Financial services ...........................     11,690      9,060      5,932
                                                    --------   --------   --------
                                                     425,295    332,088    244,528
                                                    --------   --------   --------
COSTS AND EXPENSES
   Cost of sales-homes ..........................    345,295    260,651    184,888
   Cost of sales-land ...........................      7,095     15,589     17,332
   Selling, marketing, general and administrative     39,620     31,906     24,466
   Depreciation and amortization ................      2,374      2,977      3,532
   Financial services ...........................      9,012      7,264      4,774
                                                    --------   --------   --------
                                                     403,396    318,387    234,992
                                                    --------   --------   --------

INCOME BEFORE INCOME TAXES ......................     21,899     13,701      9,536
   Provision for income taxes ...................      8,431      5,206      3,624
                                                    --------   --------   --------
NET INCOME ......................................   $ 13,468   $  8,495   $  5,912
                                                    ========   ========   ========

   Net income per share

       Primary ..................................   $   1.94   $   1.20   $   0.85
                                                    ========   ========   ========
       Fully diluted ............................   $   1.58   $   1.03   $   0.74
                                                    ========   ========   ========
   Shares used in earnings per share calculations
       Primary ..................................      6,951      7,108      6,989
       Fully diluted ............................      9,246      9,251      9,132


          See accompanying notes to consolidated financial statements.


                                        ENGLE HOMES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                         (in thousands, except share data)

                                               COMMON STOCK
                                          -------------------       ADDITIONAL    RETAINED
                                         SHARES       AMOUNT     PAID-IN CAPITAL   EARNINGS       TOTAL
                                        ---------    ---------   ---------------  ---------     ---------
Amounts at October 31, 1994 ........    6,679,200    $      67      $  45,525     $  20,711     $  66,303
     Net income ....................                                                  5,912         5,912
     Dividends to shareholders .....                                                (1,109)       (1,109)
Common Stock issued in
       connection with acquisition
       of land .....................      250,000            2          2,998                       3,000
                                        ---------    ---------      ---------     ---------     ---------

Amounts at October 31, 1995 ........    6,929,200    $      69      $  48,523     $  25,514     $  74,106
     Net income ....................                                                  8,495         8,495
     Dividends to shareholders .....                                                 (1,109)       (1,109)
                                        ---------    ---------      ---------     ---------     ---------
Amounts at October 31, 1996 ........    6,929,200    $      69      $  48,523     $  32,900     $  81,492
     Net income ....................                                                 13,468        13,468
     Dividends to shareholders .....                                                 (1,109)       (1,109)
Distribution in connection with land
     purchase ......................                                     (694)                       (694)
Common Stock issued in connection
    with employee stock bonus plan .        2,493                          23                          23
                                        ---------    ---------      ---------     ---------     ---------
Amounts at October 31, 1997 ........    6,931,693    $      69      $  47,852     $  45,259     $  93,180

                                        =========    =========      =========     =========     =========

          See accompanying notes to consolidated financial statements.




                       ENGLE HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                     FOR THE YEAR ENDED OCTOBER 31,
                                                                  ------------------------------------
                                                                     1997         1996          1995
                                                                 ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ................................................    $  13,468     $   8,495     $   5,912
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization ..........................        2,374         2,977         3,532
     Impairment loss ........................................        2,156         1,948
     Deferred tax (benefit) provision .......................       (2,626)       (1,508)          154
     Employee stock compensation ............................           24
  Change in assets and liabilities:
     Decrease in restricted cash ............................        2,457           819           221
     Increase in inventories ................................      (11,700)      (23,848)      (56,957)
     Decrease (increase) in other assets ....................        3,231        (5,396)         (822)
     Increase in mortgages held for sale ....................       (1,523)       (6,533)       (3,910)
     (Decrease) increase in accounts payable and accrued ....       (5,003)       12,462         2,181
         expenses
     (Decrease) increase in deposits ........................       (4,532)        2,785           929
     Increase in financial service borrowings ...............        1,523         6,533         3,910
                                                                 ---------     ---------     ---------
          Net cash required by operating activities .........         (151)       (1,266)      (44,850)
                                                                 ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment .....................       (1,282)         (707)       (1,567)
  Proceeds from sale of property ............................          592         7,538
                                                                 ---------     ---------     ---------
          Net cash (required)provided by investing activities         (690)        6,831        (1,567)
                                                                 ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in borrowings ....................................       47,510        94,872       105,955
  Repayment of borrowings ...................................      (47,563)      (90,209)      (57,929)
  Distribution to shareholders ..............................       (1,803)       (1,109)       (1,109)
                                                                 ---------     ---------     ---------
  Net cash (required) provided by financing
       activities ...........................................       (1,856)        3,554        46,917
                                                                 ---------     ---------     ---------
NET (DECREASE) INCREASE IN CASH .............................       (2,697)        9,119           500

CASH AT BEGINNING OF PERIOD .................................       18,262         9,143         8,643
                                                                 ---------     ---------     ---------
CASH AT END OF PERIOD .......................................    $  15,565     $  18,262     $   9,143
                                                                 =========     =========     =========

Supplemental disclosure of cash flow information

  Interest paid..............................................    $  15,623     $  15,293    $  $14,915
                                                                 =========     =========    ==========
  Income taxes paid..........................................    $ $10,324     $   4,902    $    3,407
                                                                 =========     =========    ==========

          See accompanying notes to consolidated financial statements.

                       ENGLE HOMES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND BUSINESS:

     Engle Homes, Inc. and subsidiaries ("the Company") is engaged principally in the construction and sale of residential homes and land development. The Company's primary market is Florida with divisions in Dallas, Texas; Denver, Colorado; Virginia and Maryland; Raleigh, North Carolina; Phoenix, Arizona and Atlanta, Georgia. Ancillary products and services to its residential home building include land sales to other builders, origination and sale of mortgage loans and title services. The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

ASSET IMPAIRMENTS:

     During fiscal 1996, the Company adopted Financial Accounting Standard Statement No. 121 entitled "Accounting for the Impairment of Long-Lived Assets to be Disposed of " which was not significantly different from the Company's previous asset impairment accounting policy. The Company periodically reviews the carrying value of certain of its assets in relation to historical results, current business conditions and trends to identify potential situations in which carrying value of assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected cash flows of such assets to determine if such sum is less than the carrying value of such assets to ascertain if a permanent impairment exists. If a permanent impairment exists, the Company would determine the fair value by using quoted market prices, if available for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets.

CASH:

     Unrestricted cash includes amounts in transit from title companies for home closings and highly liquid investments with an initial maturity of three months or less.

     Restricted cash consists of amounts held in escrow as required by purchase contracts or by law for rental security deposits and compensating balances for various letters of credit.

INVENTORIES:

     Inventories are stated at the lower of cost or fair value. Inventories under development or held for development are stated at an accumulated cost unless such cost would not be recovered from the cash flows generated by future disposition. In this instance, such inventories are measured at fair value.

     Interest, real estate taxes and similar development costs are capitalized to land and construction costs during the development and construction period and are amortized to costs of sales as closings occur.

PROPERTY AND EQUIPMENT, DEPRECIATION AND AMORTIZATION:

     Property and equipment are stated at cost. Depreciation and amortization are provided over the assets' estimated useful lives ranging from 18 month to 30 years, primarily on the straight-line method. Loan costs are deferred and amortized over the term of the outstanding borrowings.

GOODWILL:

     The Company has classified as goodwill, the excess of cost over the fair value of the net assets of companies acquired in purchase transactions. Goodwill is being amortized on a straight line method over 20 years. Amortization charged to operations annually amounted to $336,550 in fiscal 1997, 1996, and 1995 respectively.

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

SELLING AND MARKETING:

     Certain selling and marketing costs associated with residential projects are deferred and amortized as closings related to those sales occur and revenue is recognized. The deferred selling and marketing amount was $1,300,000 at October 31, 1997. The Company amortized selling and marketing costs of $27,800,000, $22,100,000 and $15,600,000 in 1997, 1996, and 1995, respectively.

INCOME TAXES:

     The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".

EARNINGS PER SHARE:

     Net income per share is based on the weighted average number of shares of Common Stock outstanding during each year, after giving effect to the stock splits, convertible debt and stock options described in Notes 5 and 6. Such computations are further adjusted for fully diluted purposes by assuming conversion of the $30,000,000 7% Convertible Subordinated Notes and elimination of related interest amortized net of taxes during the period, resulting in an increase in net income of $1,114,000, $1,071,000 and $854,905 for the years ended October 31, 1997, 1996 and 1995 respectively.

FINANCIAL INSTRUMENTS:

     The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate, unless otherwise disclosed, the fair values of financial instruments approximate their recorded values.

STOCK BASED COMPENSATION:

     On October 23, 1995, the Financial Accounting Standards Board issued a SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for financial statements for fiscal years beginning after December 15, 1995. Statement No. 123 provides a fair value method of accounting for stock-based compensation arrangements rather than the intrinsic value based method contained in APB Opinion No, 25. The Statement does not require an entity to adopt the new fair value based method for the purpose of preparing its basic financial statements. Entities that retain the APB Opinion No. 25 method of accounting will be required to display in the footnotes pro forma net income and earnings per share information as if the fair value based method had been adopted. The Company currently does not intend to adopt the Fair Value Method provided in Statement No. 123.

NEW ACCOUNTING PRONOUNCEMENTS:

     Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," issued in February 1997, replaces the current methodology for calculating and presenting earnings per share. Under SFAS No. 128, primary earnings per share will be replaced with a presentation of basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shares outstanding for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed similarly to fully diluted earnings per share in accordance with APB Opinion No. 15. The Statement will be effective for financial statements issued by the Company after December 15, 1997. The impact of SFAS No. 128 is not expected to be material.

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate the resources and in assessing performance.

Both SFAS No. 130 and No. 131, issued in June 1997, are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

FINANCIAL STATEMENT RECLASSIFICATIONS:

     Certain amounts reflected in the consolidated financial statements for the years ended October 31, 1996 and 1995 have been reclassified to conform to the presentation for the year ended October 31, 1997.

NOTE 2--INVENTORIES

Inventories consist of (dollars in thousands):

                                                                       OCTOBER 31,
                                                                   -------------------
                                                                     1997       1996
                                                                   --------   --------
Land and improvements for residential homes under development...   $180,899   $161,590
Residential homes under construction ...........................     46,049     55,715
Land zoned for commercial development ..........................      1,780      1,780
Investment in unconsolidated joint ventures ....................      1,380      1,479
                                                                   --------   --------
                                                                   $230,108   $220,564
                                                                   ========   ========

     The investment in the unconsolidated joint venture consists of land purchased in connection with a joint venture with US Home. Each company maintains a fifty percent (50%) interest in the venture. The land is being developed by the joint venture and then transferred to each joint venture partner at the venture's cost. The Company and US Home separately market and build the homes.

Included in inventory is the following (dollars in thousands):

                                                   FOR THE YEAR ENDED OCTOBER 31,
                                                 ----------------------------------
                                                   1997         1996         1995
                                                 --------     --------     --------
Interest capitalized, beginning of period ...    $ 16,821     $ 13,092     $  6,246
Interest incurred and capitalized ...........      15,623       15,272       13,750
Interest amortized to cost of sales .........     (16,066)     (11,543)      (6,904)
                                                 --------     --------     --------
Interest capitalized, end of period .........    $ 16,378     $ 16,821     $ 13,092
                                                 ========     ========     ========

Included in the cost of sales-homes during the years ended October 31, 1997 and 1996, are impairment losses of $2.2 million and $1.9 million, respectively, to reduce certain projects under development to fair value.

NOTE 3--PROPERTY AND EQUIPMENT (dollars in thousands)

                                       OCTOBER 31,
                                   -------------------
                                     1997         1996
                                   -------     -------
Commercial properties .........    $ 1,041     $ 1,825
Other property and equipment ..      3,835       4,756
                                   -------     -------
                                     4,876       6,581
Less:  accumulated depreciation     (2,253)     (2,982)
                                   -------     -------
                                   $ 2,623     $ 3,599
                                   =======     =======

During fiscal 1996, the Company sold three commercial properties, a 38,000 square foot shopping plaza and a 60,000 square foot mixed use office building, both located in Boca Raton, Florida, and a 95 unit rental apartment complex in Orlando, Florida.

NOTE 4--FINANCIAL SERVICES

      The Company operates two financial services subsidiaries: a full service mortgage company and a title company.

     The mortgage company's activities include the origination, sale and servicing of residential mortgages. The mortgage company has established an $18.0 million line of credit at prime minus .25% (8.25% at October 31, 1997), expiring April 1998, to finance mortgage originations. As of October 31, 1997 the balance outstanding under the line of credit was approximately $14.5 million. Management does not anticipate that such expanded operations will significantly impact the Company's liquidity because the originated mortgages are sold within a short period of time after their origination to qualified investors. The following is a summary of the mortgage company's results of operations and financial position:

PREFERRED HOME MORTGAGE COMPANY
INCOME STATEMENT INFORMATION
(dollars in thousands)

                                 FOR THE YEAR ENDED OCTOBER 31,
                                 ------------------------------
                                    1997      1996      1995
                                   ------    ------    ------
REVENUES
   Loan origination fees ......    $3,556    $3,041    $1,551
   Interest ...................       577       494       134
                                   ------    ------    ------
TOTAL REVENUES ................     4,133     3,535     1,685
                                   ------    ------    ------
COSTS AND EXPENSES
   General and administrative .     1,724     1,716       982
   Interest ...................       570       514       174
   Application processing costs       566       512       208
                                   ------    ------    ------
TOTAL EXPENSES ................     2,860     2,742     1,364
                                   ------    ------    ------
   INCOME BEFORE TAXES ........    $1,273    $  793    $  321
                                   ======    ======    ======

PREFERRED HOME MORTGAGE COMPANY
BALANCE SHEET INFORMATION
(dollars in thousands)
                                       OCTOBER 31,
                                   ------------------
                                     1997       1996
                                   -------    -------
ASSETS
CASH ..........................    $   102    $   106
MORTGAGE LOANS HELD FOR SALE        14,529     13,006
MORTGAGE LOANS RECEIVABLE .....        171        360
OTHER .........................        559        655
ADVANCES TO PARENT (A) ........      1,877        331
                                   -------    -------
          TOTAL ASSETS ........    $17,238    $14,458
                                   =======    =======
LIABILITIES AND EQUITY
ACCOUNTS PAYABLE ..............    $    66    $    82
NOTES PAYABLE .................     14,529     13,006
                                   -------    -------
     TOTAL LIABILITIES ........     14,595     13,088
SHAREHOLDERS' EQUITY ..........     2 ,643      1,370
                                   -------    -------
TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY ......    $17,238    $14,458
                                   =======    =======

(A) Certain intercompany transactions and balances are eliminated in consolidation and have no effect on consolidated earnings or equity.

NOTE 5--BORROWINGS (DOLLARS IN THOUSANDS)

     Borrowings consist of:

                                                                                OCTOBER 31,
                                                                           --------------------
                                                                             1997        1996
                                                                           --------    --------
Acquisition and development loans from banks, payable through
  1999, with interest at floating rates (8.75% at October 31, 1997),
  collateralized by inventories .......................................    $ 13,357    $ 24,907
Purchase money mortgages, collateralized by inventories ...............                   1,624
Revolving construction loans from banks, payable through 2,000 with interest at floating rates (8.15% to 9.00% at October 31, 1997),
  collateralized by inventories .......................................      68,622      55,541
Other .................................................................          85          45
                                                                           --------    --------
Borrowings ............................................................    $ 82,064      82,117
Senior Notes due December 15, 2000 with interest at a fixed rate of
  11 3/4% payable semi-annually .......................................    $ 40,000    $ 40,000
Convertible Subordinated Notes due March 1, 2003 with interest at
  a fixed rate of 7% payable semi-annually ............................    $ 30,000    $ 30,000
                                                                           --------    --------
                                                                           $152,064    $152,117
                                                                           ========    ========

     On February 22, 1993, the Company sold $30,000,000 of 7% Convertible Subordinated Notes Due 2003 (the "Notes"). The Notes are convertible into Common Stock at a conversion price of $14.00 per share and are redeemable in whole or in part, at the option of the Company on or after April 1, 1996.

     In October 1997, the Company announced the early redemption of $15 million of the Notes. The redemption is anticipated to be completed in November 1997 at a redemption price of $1,042.50 per $1,000 (face value) of Notes.

      The Company's loan agreements include covenants, including restrictions on the Company's ability to pay dividends (no more than 50% of net income after taxes for each fiscal year). Certain of such loans also require that the principal shareholders continue to beneficially own a majority of the Company's outstanding Common Stock and provide that the lender may, at its option, accelerate such loans as a result of, among other things, mergers with other entities. In addition, the Convertible Subordinated Notes and the Senior Notes are guaranteed by all of the Company's subsidiaries on a full, unconditional, joint and several basis, and as a result, the financial statements of the subsidiary guarantors are omitted.

     Maturities of borrowings are as follows:

      YEAR ENDED OCTOBER 31,
      ----------------------

               1998................       4,424
               1999................      42,004
               2000................      74,173
               2001................           -
                 Thereafter........      31,463
                                       --------
                                       $152,064
                                       ========

     The Company has approximately $18,921,000 available for future borrowings under various acquisition and development related borrowing arrangements at October 31, 1997.

     As of October 31, 1997, the outstanding principal amount of 7% Convertible Subordinated Notes and 11 3/4% Senior Notes were $30,000,000 and $40,000,000, respectively. The aggregate fair market value of the notes, based upon their quoted market price as of October 31, 1997, was approximately $75,610,000. All other borrowings, due to their relative short-term maturity, approximate fair market value as of October 31, 1997.

NOTE 6--STOCK-BASED COMPENSATION

     At October 31, 1997, the Company has a fixed stock option plan which is described below. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the plan. Under APB Opinion 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

     Under the plan, options were authorized to be granted to purchase 850,000 common shares at not less than the fair market value at the date of grant. Options expire ten years from the date of grant.

     FASB Statement 123, Accounting for Stock-Based Compensation, requires the Company to provide proforma information regarding net income and net income per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in FASB Statement 123. There were no options granted during the year ended October 31, 1997 and options to purchase 5,000 shares were granted during the year ended October 31, 1996. The Company's proforma net income and income per share under the accounting provisions of FASB Statement 123 did not materially differ from the reported amounts.

A summary of the status of the Company's fixed stock option plan as of October 31, 1997 and 1996, and changes during the years then ended on those dates are presented below


                                          AS OF OCTOBER 31, 1997    AS OF OCTOBER 31, 1996
                                          ----------------------    ----------------------
                                                      WEIGHTED                   WEIGHTED
                                                      AVERAGE                    AVERAGE
                                                      EXERCISE                   EXERCISE
                                          SHARES       PRICE        SHARES        PRICE
                                         -------     ---------      -------      --------
Outstanding at beginning of year ..      606,500     $ 10.76        624,000      $ 10.80
Granted ...........................         --           --           5,000      $  9.00
Exercised .........................         --           --            --           --
Forfeited .........................         --           --         (22,500)     $ 11.50
                                        --------      --------      -------      -------



                                         AS OF OCTOBER 31, 1997    AS OF OCTOBER 31, 1996
                                         ----------------------    ----------------------
                                                       WEIGHTED                  WEIGHTED
                                                       AVERAGE                   AVERAGE
                                                       EXERCISE                  EXERCISE
                                         SHARES         PRICE      SHARES         PRICE
                                        --------      ---------    -------      ---------
Outstanding at end of year ........      606,500      $   10.76    606,500      $   10.76
                                        --------      ---------    --------      --------
Options exercisable at year-end ...      502,000      $   11.10    387,200      $   11.20
Weighted average fair value of
    options granted during the year         --          --           5,000      $    9.00

The following table summarizes information about fixed stock options outstanding at October 31, 1997:

                        OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
  ----------------------------------------------------------------       -----------------------------------
                                           WEIGHTED
                                           AVERAGE       WEIGHTED
                          NUMBER          REMAINING      AVERAGE             NUMBER              WEIGHTED
     RANGE OF           OUTSTANDING      CONTRACTUAL     EXERCISE        EXERCISABLE AT           AVERAGE
  EXERCISE PRICES       AT 10/31/97          LIFE         PRICE             10/31/97          EXERCISE PRICE
  ---------------      ------------      -----------     ---------       --------------       --------------
  $9.00 - $11.50          606,500          5 years        $10.76             502,000              $11.10


     During fiscal 1997 the Company established the 1997 Performance Bonus Plan (the "Bonus Plan"). The Bonus Plan provides for the issuance of up to 25,000 shares at "Fair Market Value" to certain management employees. The Company issued 2,493 shares valued at approximately $24,000 during fiscal 1997.

NOTE 8--INCOME TAXES

     The income tax provision in the consolidated statements of income consists of the following components (dollars in thousands):

                       FOR THE YEAR ENDED OCTOBER 31,
                      ----------------------------------
                       1997         1996         1995
                     --------     --------     --------
Current:
  Federal ........   $  9,467     $  5,734     $  2,952
  State ..........      1,589          981          518
                     --------     --------     --------
                     $ 11,056     $  6,715     $  3,470
                     --------     --------     --------
Deferred:
  Federal .......      (2,250)      (1,288)         132
  State .........        (375)        (221)          22
                      --------     --------     --------
                       (2,625)      (1,509)         154
                     --------     --------     --------
       Total ....    $  8,431     $  5,206     $  3,624
                     ========     ========     ========


     The provision for income taxes was different from the amount computed by applying the statutory rate due to the effect of state income taxes.

      Temporary differences which gave rise to deferred income tax assets and liabilities at October 31, 1997 and 1996 were as follows (dollars in thousands):

                                                              OCTOBER 31,
                                                         -------------------
                                                           1997       1996
                                                         -------     -------
Deferred tax liabilities:
      Differences in reporting selling and marketing
      costs for tax purposes ........................    $   818     $ 1,185
      Other .........................................         97          68
                                                         -------     -------
      Gross deferred tax liabilities ................    $   915     $ 1,253


Deferred tax assets:
      Inventory .....................................      2,822         913
      Property and equipment ........................        384         534
      Income recognized for tax purposes and deferred
        for financial reporting purposes ............        885         356
                                                         -------     -------
Gross deferred tax assets ...........................      4,091       1,803
                                                         -------     -------
Net deferred tax asset ..............................    $(3,176)    $  (550)
                                                         =======     =======


NOTE 9--COMMITMENTS AND CONTINGENCIES

      The Company is subject to the normal obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of its business. The Company is committed under various letters of credit to perform certain development activities, deposits on land and lot purchase contract deposits. Outstanding letters of credit and performance bonds under these arrangements totaled approximately $29.2 million at October 31, 1997.

      During fiscal 1996, the Company entered into an agreement for the sale and leaseback of the Company's office/retail complex located at the Company's headquarters in Boca Raton, Florida. The sales price was $8,000,000, which approximated the carrying amount. The lease is classified as an operating lease in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

      The Company and its subsidiaries occupy certain facilities under lease arrangements. Rent expense, net of sublease income, amounted to $293,541, $302,582, and $202,888 in fiscal 1997, 1996, and 1995, respectively. Future minimum rental commitments for operating leases with non-cancelable terms in excess of one year are $800,000 per year through 2006. Sublease income is derived primarily from tenants occupying space under month-to-month and annual leases.

      The Internal Revenue Service is in the process of reviewing the Company's tax returns for the years 1994 through 1996. While the Company cannot be certain of the results of these audits, it believes that adjustments, if any, will not be material.

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

      The Company's operations are interest rate sensitive. Overall housing demand is adversely affected by increases in interest costs. If mortgage interest rates increase significantly, this may negatively impact the ability of a home buyer to secure adequate financing and may adversely affect the carrying value of inventory. Such results of higher interest rates may result in adversely affecting the Company's revenues, gross margins and net income.

NOTE 10--DEFERRED COMPENSATION PLAN

      The Company has a defined contribution plan established pursuant to
Section 401(k) of the Internal Revenue Code. Employees contribute to the plan a percentage of their salaries, subject to certain dollar limitations, and the Company matches a portion of the employees' contributions. The Company's contribution to the plan for the years ended October 31, 1997, 1996, and 1995 amounted to $93,000, $61,000 and $66,000, respectively.

NOTE 11--QUARTERLY RESULTS FOR 1997 AND 1996 (UNAUDITED)

      Quarterly results for the years ended October 31, 1997 and 1996 follow:
         (dollars in thousands, except per share data)

1997                                                    1ST QUARTER      2ND QUARTER     3RD QUARTER     4TH QUARTER
----                                                    ------------     -----------     -----------     -----------
Revenues.........................................         $100,108        $105,120         $107,125        $112,942
Income before income taxes.......................            4,618           4,999            5,856           6,426
Net Income......................................             2,840           3,074            3,602           3,952

Net income per share
  Primary........................................             0.41            0.44             0.52            0.56
  Fully diluted..................................             0.34            0.36             0.43            0.46
Shares used in earnings per share calculation:
   Primary.......................................            6,989           6,962            6,963           7,047
   Fully diluted.................................            9,132           9,105            9,106           9,246

1996
Revenues.........................................          $60,050         $76,034          $90,393        $105,611
Income before income taxes.......................            1,306           3,304            3,990           5,101
Net Income......................................               810           2,048            2,474           3,163

Net income per share
  Primary........................................             0.12            0.29             0.35            0.44
  Fully diluted..................................             0.11            0.25             0.30            0.38
Shares used in earnings per share calculation:
   Primary.......................................            6,989           7,037            7,120           7,108
   Fully diluted.................................            9,132           9,180            9,263           9,251

      Quarterly and year to date computation of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

NOTE 12--NON-CASH INVESTING AND FINANCING ACTIVITIES

      During fiscal 1996 the Company sold certain commercial properties in exchange for cash of $7.5 million and notes receivable of $3.9 million.

      During fiscal 1995 the Company purchased land valued at $3.0 million in exchange for 250,000 restricted shares of Common Stock with a minimum guaranteed price of $12.00 a share. In connection with this transaction, the Company recorded a deferred tax liability of $280,000 representing the differential in the basis of the land for financial reporting and tax reporting purposes. During fiscal 1997, the company paid the seller approximately $694,000 in connection with the guarantee. The guarantee expired during fiscal 1997.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this Item 12 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item 13 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS:

       Reference is made to the index set forth on page 15 of this Annual Report on Form 10-K.

    2. FINANCIAL STATEMENT SCHEDULES:

       Reference is made to the index set forth on page 15 of this Annual Report on Form 10-K.

    3. EXHIBITS:

       EXHIBIT
         NO.                DESCRIPTION

       3.1  Registrant's Amended and Restated Articles of Incorporation(1)
       3.2  Registrant's Amended and Restated Bylaws(2)
       4.1  Specimen Stock Certificate for Registrant's Common Stock(2)
       4.2 Registration Rights Agreement among the Registrant, Alec Engelstein, Sheila Engelstein and Harry Engelstein(2)
       4.3 Indenture dated as of February 12, 1993, among the Registrant, its subsidiaries and The First National Bank of Boston, relating to the Convertible Subordinated Notes(1)
       4.4  Specimen form of original Convertible Subordinated Note(1)
       4.6 Purchase Agreement, dated as of February 12, 1993, among the Registrant, its subsidiaries and the purchasers of the Convertible Subordinated Notes(1)
       4.7 Registration Rights Agreement, dated as of February 12, 1993, among the Registrant and the purchasers of the Convertible Subordinated Notes(1)
       4.8  Specimen Form of New Convertible Subordinated Note(1)
       4.9 Indenture, dated as of March 15, 1994, relating to the Company's 11 3/4% Senior Notes due 2000(3)
       4.10 Specimen form of 11 3/4% Senior Notes due 2000(3)
       4.11 Registration Rights Agreement, dated March 17, 1994, between the Company and PaineWebber Incorporated Relating to the Company's 11 3/4% Senior Notes due 2000(3)
       4.12 Purchase Agreement, dated March 10, 1994, between the Company and PaineWebber Incorporated relating to the sale of the Company's 11 3/4% Senior Notes due 2000(3)
       10.1 Registrant's 1991 Stock Option Plan (Compensatory Plan)(7)
       10.2 Indemnification Agreement between the Registrant and each of its directors and certain executive officers(1)
       10.3 Asset Purchase Agreement, dated May 13, 1994, among Engle Homes, Inc., Park Homes West, Inc. and David H. Feinberg, and Amendment No. 1 thereto, dated June 14, 1994(6)
       10.6 Stock Bonus Plan(4)
       11.1 Statement Regarding Computation of Per Share Earnings(5)
       22.1 Subsidiaries of the Registrant(5)
       23.1 Consent of BDO Seidman, LLP(5)

                  --------------------

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

   (4) Incorporated by reference to exhibit 10.1 of the Registrant's Registration Statement on Form S-3 (File No. 333-39223).

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

                                  ENGLE HOMES, INC.

                                  By /s/ ALEC ENGELSTEIN
                                     -------------------------------
                                     Alec Engelstein, Chairman of the Board
Dated: November 17, 1997               President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

        SIGNATURES                               TITLE                                 DATE
        ----------                               -----                                 ----

/s/ ALEC ENGELSTEIN                  Chairman of the Board, President            November 17, 1997
---------------------------          and Chief Executive Officer
    Alec Engelstein                  (Principal Executive Officer)

/s/ DAVID SHAPIRO                    Vice President-Finance and Chief            November 17, 1997
-----------------------------        Financial Officer
    David Shapiro                    (Principal Financial Officer)

/s/ PAUL LEIKERT                     Vice President-Chief Accounting             November 17, 1997
-------------------------------      Officer
    Paul Leikert                     (Principal Accounting Officer)

/s/ HARRY ENGELSTEIN                 Executive Vice President, Chief             November 17, 1997
------------------------             Construction Officer and Director
    Harry Engelstein

/s/ JOHN A. KRAYNICK                 Senior Vice President and Director          November 17, 1997
---------------------------
    John A. Kraynick

/s/ HENRY H. FISHKIND                Director                                    November 17, 1997
---------------------------
    Henry H. Fishkind

/s/ RONALD J. KORN                   Director                                    November 17, 1997
----------------------------
    Ronald J. Korn


                                                                    SCHEDULE II

                       ENGLE HOMES, INC. AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                   Years Ended October 31, 1997, 1996 and 1995
                             (amounts in thousands)

                                    BALANCE AT            CHARGES TO
                                   BEGINNING OF            COSTS AND                         BALANCE AT
DESCRIPTION                            YEAR                EXPENSES          DEDUCTIONS       END OF YEAR
----------------------------       ------------        -----------------  ------------------  -----------
Year ended October 31, 1997
  Inventory Valuation allowance         1,948                2,156                3,186              918
Year ended October 31, 1996
  Inventory Valuation allowance                              1,948                                 1,948
Year ended October 31, 1995
  Inventory Valuation allowance

                                 EXHIBIT INDEX
EXHIBIT
  NO                          DISCRIPTION
-------                       -----------

 11.1               Computation of Per Share Earning
 23.1               Consent of BDO Seidman, LLP
 27                 Financial Data Schedule