Form 10-K/A
period 1997-10-31
ENGLE HOMES INC /FL
filed 1997-12-23
CIK 880034

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                AMENDMENT NO. 1

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

-------------------------------------------------------------------------------

Engle Homes, Inc. hereby amends and supplements the following items of its Annual Report on Form 10-K for the year ended October 31, 1997, to read in its entirety as set forth below. Item 8 has been amended to add Note 10 to the consolidated financial statements setting forth summarized financial information for the Company's subsidiary guarantors. Item 14 has been amended in order to file Exhibit 21.1, "List of Registrant's Subsidiaries."

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----

Report of Independent Certified Public Accountants.....................  4

Consolidated Balance Sheets
  as of October 31, 1997 and 1996......................................  5

Consolidated Statements of Income
  For the Years Ended October 31, 1997, 1996 and 1995..................  6

Consolidated Statements of Shareholders' Equity
  For the Years Ended October 31, 1997, 1996 and 1995..................  7

Consolidated Statements of Cash Flows
  For the Years Ended October 31, 1997, 1996 and 1995..................  8

Notes to Consolidated Financial Statements.............................  9

Consolidated Financial Statement Schedules:

         Schedule II - Valuation and Qualifying Accounts...............  22

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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and the schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the schedule. We believe that our audits provide a reasonable basis for our opinion.

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



Miami, Florida                                  BDO SEIDMAN, LLP
November 10, 1997

                      ENGLE HOMES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                                OCTOBER 31,
                                                                           ----------------------
                                                                             1997         1996
                                                                           ----------   ---------
                                            ASSETS
CASH
 Unrestricted  .........................................................   $ 15,565      $ 18,262
 Restricted ............................................................        981         3,438
INVENTORIES ............................................................    230,108       220,564
PROPERTY AND EQUIPMENT, net   ..........................................      2,623         3,599
OTHER ASSETS   .........................................................     15,803        19,406
GOODWILL, net of accumulated amortization
  of $1,149 and $813, respectively  ....................................      5,627         5,964
DEFERRED TAX ASSET   ...................................................      3,176           550
MORTGAGE LOANS HELD FOR SALE  ..........................................     14,529        13,006
                                                                           --------      --------
     TOTAL ASSETS ......................................................   $288,412      $284,789
                                                                           ========      ========
                                          LIABILITIES
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES  ..............................   $ 21,167      $ 26,170
CUSTOMER DEPOSITS ......................................................      7,472        12,004
BORROWINGS  ............................................................     82,064        82,117
SENIOR NOTES PAYABLE, including $5,390 to related parties   ............     40,000        40,000
CONVERTIBLE SUBORDINATED NOTES   .......................................     30,000        30,000
FINANCIAL SERVICE BORROWINGS  ..........................................     14,529        13,006
                                                                           --------      --------
     TOTAL LIABILITIES  ................................................    195,232       203,297
                                                                           --------      --------
                                   SHAREHOLDERS' EQUITY
PREFERRED STOCK, $.01 par, shares authorized 1,000,000; none issued  ...
COMMON STOCK, $.01 par shares authorized 25,000,000;
  issued and outstanding 6,931,693 and 6,929,200 respectively  .........         69            69
ADDITIONAL PAID-IN CAPITAL .............................................     47,852        48,523
RETAINED EARNINGS ......................................................     45,259        32,900
                                                                           --------      --------
     TOTAL SHAREHOLDERS' EQUITY  .......................................     93,180        81,492
                                                                           --------      --------
                                                                           $288,412      $284,789
                                                                           ========      ========

                 See accompanying notes to consolidated financial statements.

                      ENGLE HOMES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                            FOR THE YEAR ENDED OCTOBER 31,
                                                          -----------------------------------
                                                            1997         1996         1995
                                                          ----------   ----------   ---------
REVENUES
 Sales of homes .......................................   $404,407     $303,972      $216,059
 Sales of land  .......................................      7,685       17,571        20,964
 Rent and other .......................................      1,513        1,485         1,573
 Financial services   .................................     11,690        9,060         5,932
                                                          --------     --------      --------
                                                           425,295      332,088       244,528
                                                          --------     --------      --------
COSTS AND EXPENSES
 Cost of sales-homes  .................................    345,295      260,651       184,888
 Cost of sales-land   .................................      7,095       15,589        17,332
 Selling, marketing, general and administrative  ......     39,620       31,906        24,466
 Depreciation and amortization ........................      2,374        2,977         3,532
 Financial services   .................................      9,012        7,264         4,774
                                                          --------     --------      --------
                                                           403,396      318,387       234,992
                                                          --------     --------      --------
INCOME BEFORE INCOME TAXES  ...........................     21,899       13,701         9,536
 Provision for income taxes ...........................      8,431        5,206         3,624
                                                          --------     --------      --------
NET INCOME   ..........................................   $ 13,468     $  8,495      $  5,912
                                                          ========     ========      ========
 Net income per share
  Primary .............................................   $   1.94     $   1.20      $   0.85
                                                          ========     ========      ========
  Fully diluted .......................................   $   1.58     $   1.03      $   0.74
                                                          ========     ========      ========
Shares used in earnings per share calculations
  Primary .............................................      6,951        7,108         6,989
  Fully diluted .......................................      9,246        9,251         9,132

                 See accompanying notes to consolidated financial statements.

                      ENGLE HOMES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)




                                              COMMON STOCK
                                         ----------------------     ADDITIONAL        RETAINED
                                          SHARES        AMOUNT    PAID-IN CAPITAL     EARNINGS        TOTAL
                                         -----------   --------   -----------------   ------------   ------------
Amounts at October 31, 1994  .........   6,679,200       $ 67         $45,525          $20,711        $66,303
 Net income   ........................                                                   5,912          5,912
 Dividends to shareholders   .........                                                (1,109 )       (1,109 )
Common Stock issued in connection
  with acquisition of land   .........     250,000          2           2,998                          3,000
                                         ---------       ----         -------         -------        --------
Amounts at October 31, 1995  .........   6,929,200       $ 69         $48,523         $25,514        $74,106
 Net income   ........................                                                  8,495          8,495
 Dividends to shareholders   .........                                                 (1,109)        (1,109)
                                                                                      --------       --------
Amounts at October 31, 1996  .........   6,929,200       $ 69         $48,523         $32,900        $81,492
 Net income   ........................                                                 13,468         13,468
 Dividends to shareholders   .........                                                 (1,109)        (1,109)
Distribution in connection with
  land purchase  .....................                                   (694)                          (694)
Common Stock issued in connection with
  employee stock bonus plan  .........       2,493                         23                             23
                                         ---------       ----         -------         --------       --------
Amounts at October 31, 1997  .........   6,931,693       $ 69         $47,852         $45,259        $93,180
                                         =========       ====         =======         ========       ========

                 See accompanying notes to consolidated financial statements.

                      ENGLE HOMES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)




                                                                              FOR THE YEAR ENDED OCTOBER 31,
                                                                         -----------------------------------------
                                                                           1997           1996          1995
                                                                         ------------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income  .........................................................    $  13,468     $  8,495       $   5,912
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization   ....................................        2,374        2,977           3,532
  Impairment loss  ...................................................        2,156        1,948
  Deferred tax (benefit) provision   .................................       (2,626)      (1,508)            154
  Employee stock compensation  .......................................           24
 Change in assets and liabilities:
  Decrease in restricted cash  .......................................        2,457          819             221
  Increase in inventories   ..........................................      (11,700)     (23,848)        (56,957)
  Decrease (increase) in other assets   ..............................        3,231       (5,396)           (822)
  Increase in mortgages held for sale   ..............................       (1,523)      (6,533)         (3,910)
  (Decrease) increase in accounts payable and accrued expenses  ......       (5,003)      12,462           2,181
  (Decrease) increase in deposits ....................................       (4,532)       2,785             929
  Increase in financial service borrowings ...........................        1,523        6,533           3,910
                                                                          ---------     --------       ---------
     Net cash required by operating activities   .....................         (151)      (1,266)        (44,850)
                                                                          ---------     --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of property and equipment  ..............................       (1,282)        (707)         (1,567)
 Proceeds from sale of property   ....................................          592        7,538
                                                                          ---------     --------       ---------
     Net cash (required) provided by investing activities ............         (690)       6,831          (1,567)
                                                                          ---------     --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in borrowings  .............................................       47,510       94,872         105,955
 Repayment of borrowings .............................................      (47,563)     (90,209)        (57,929)
 Distribution to shareholders  .......................................       (1,803)      (1,109)         (1,109)
                                                                          ---------     --------       ---------
     Net cash (required) provided by financing activities ............       (1,856)       3,554          46,917
                                                                          ---------     --------       ---------
NET (DECREASE) INCREASE IN CASH   ....................................       (2,697)       9,119             500
CASH AT BEGINNING OF PERIOD ..........................................       18,262        9,143           8,643
                                                                          ---------     --------       ---------
CASH AT END OF PERIOD ................................................    $  15,565     $ 18,262       $   9,143
                                                                          =========     ========       =========
Supplemental disclosure of cash flow information
 Interest paid  ......................................................    $  15,623     $ 15,293       $  14,915
                                                                          =========     ========       =========
 Income taxes paid ...................................................    $  10,324     $  4,902       $   3,407
                                                                          =========     ========       =========

          See accompanying notes to consolidated financial statements.

                      ENGLE HOMES, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


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


ASSET IMPAIRMENTS:


     During fiscal 1996, the Company adopted Financial Accounting Standard Statement No. 121 entitled "Accounting for the Impairment of Long-Lived Assets to be Disposed of" which was not significantly different from the Company's previous asset impairment accounting policy. The Company periodically reviews the carrying value of certain of its assets in relation to historical results, current business conditions and trends to identify potential situations in which carrying value of assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected cash flows of such assets to determine if such sum is less than the carrying value of such assets to ascertain if a permanent impairment exists. If a permanent impairment exists, the Company would determine the fair value by using quoted market prices, if available for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets.


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

                      ENGLE HOMES, INC. AND SUBSIDIARIES

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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


SELLING AND MARKETING:


     Certain selling and marketing costs associated with residential projects are deferred and amortized as closings related to those sales occur and revenue is recognized. The deferred selling and marketing amount was $1,300,000 at October 31, 1997. The Company amortized selling and marketing costs of $27,800,000, $22,100,000 and $15,600,000 in 1997, 1996 and 1995, respectively.


INCOME TAXES:


     The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."


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

                      ENGLE HOMES, INC. AND SUBSIDIARIES

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

STOCK BASED COMPENSATION:


     On October 23, 1995, the Financial Accounting Standards Board issued a SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for financial statements for fiscal years beginning after December 15, 1995. Statement No. 123 provides a fair value method of accounting for stock-based compensation arrangements rather than the intrinsic value based method contained in APB Opinion No. 25. The Statement does not require an entity to adopt the new fair value based method for the purpose of preparing its basic financial statements. Entities that retain the APB Opinion No. 25 method of accounting will be required to display in the footnotes pro forma net income and earnings per share information as if the fair value based method had been adopted. The Company currently does not intend to adopt the Fair-Value Method provided in Statement No. 123.


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

                      ENGLE HOMES, INC. AND SUBSIDIARIES

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

FINANCIAL STATEMENT RECLASSIFICATIONS:

     Certain amounts reflected in the consolidated financial statements for the years ended October 31, 1996 and 1995 have been reclassified to conform to the presentation for the year ended October 31, 1997.

NOTE 2--INVENTORIES

     Inventories consist of (dollars in thousands):

                                                              OCTOBER 31,
                                                         ----------------------
                                                           1997         1996
                                                         ----------   ---------
   Land and improvements for residential homes under
    development   ....................................   $180,899      $161,590
   Residential homes under construction   ............     46,049        55,715
   Land zoned for commercial development  ............      1,780         1,780
   Investment in unconsolidated joint ventures  ......      1,380         1,479
                                                         --------      --------
   ...................................................   $230,108      $220,564
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

     Included in inventory is the following (dollars in thousands):

                                                            FOR THE YEAR ENDED OCTOBER 31,
                                                       -----------------------------------------
                                                         1997           1996          1995
                                                       ------------   ------------   -----------
   Interest capitalized, beginning of period  ......    $  16,821      $  13,092      $  6,246
   Interest incurred and capitalized ...............       15,623         15,272        13,750
   Interest amortized to cost of sales  ............      (16,066)       (11,543)       (6,904)
                                                        ---------      ---------      --------
   Interest capitalized, end of period  ............    $  16,378      $  16,821      $ 13,092
                                                        =========      =========      ========

     Included in the cost of sales-homes during the years ended October 31, 1997 and 1996, are impairment losses of $2.2 million and $1.9 million, respectively, to reduce certain projects under development to fair value.

NOTE 3--PROPERTY AND EQUIPMENT (dollars in thousands)

                                                   OCTOBER 31,
                                            -------------------------
                                             1997          1996
                                            -----------   -----------
   Commercial properties  ...............    $  1,041      $  1,825
   Other property and equipment .........       3,835         4,756
                                             --------      --------
                                                4,876         6,581
   Less: accumulated depreciation  ......      (2,253)       (2,982)
                                             --------      --------
                                             $  2,623      $  3,599
                                             ========      ========

     During fiscal 1996, the Company sold three commercial properties, a 38,000 square foot shopping plaza and a 60,000 square foot mixed use office building, both located in Boca Raton, Florida, and a 95 unit rental apartment complex in Orlando, Florida.

                      ENGLE HOMES, INC. AND SUBSIDIARIES

NOTE 4--FINANCIAL SERVICES


     The Company operates two financial services subsidiaries: a full service mortgage company and a title company.

     The mortgage company's activities include the origination, sale and servicing of residential mortgages. The mortgage company has established an $18.0 million line of credit at prime minus .25% (8.25% at October 31, 1997), expiring April 1998, to finance mortgage originations. As of October 31, 1997, the balance outstanding under the line of credit was approximately $14.5 million. Management does not anticipate that such expanded operations will significantly impact the Company's liquidity because the originated mortgages are sold within a short period of time after their origination to qualified investors. The following is a summary of the mortgage company's results of operations and financial position:


PREFERRED HOME MORTGAGE COMPANY
INCOME STATEMENT INFORMATION
(dollars in thousands)

                                            FOR THE YEAR ENDED OCTOBER
                                                        31,
                                           -----------------------------
                                            1997       1996       1995
                                           --------   --------   -------
   REVENUES
    Loan origination fees   ............    $3,556     $3,041    $1,551
    Interest ...........................       577        494       134
                                            ------     ------    ------
   TOTAL REVENUES  .....................     4,133      3,535     1,685
                                            ------     ------    ------
   COSTS AND EXPENSES ..................
    General and administrative .........     1,724      1,716       982
    Interest ...........................       570        514       174
    Application processing costs  ......       566        512       208
                                            ------     ------    ------
   TOTAL EXPENSES  .....................     2,860      2,742     1,364
                                            ------     ------    ------
   INCOME BEFORE TAXES   ...............    $1,273     $  793    $  321
                                            ======     ======    ======

                      ENGLE HOMES, INC. AND SUBSIDIARIES

NOTE 4--FINANCIAL SERVICES--(CONTINUED)

PREFERRED HOME MORTGAGE COMPANY
BALANCE SHEET INFORMATION
(dollars in thousands)

                                                            OCTOBER 31,
                                                        --------------------
                                                         1997        1996
                                                        ---------   --------
   ASSETS
   CASH .............................................   $   102      $   106
   MORTGAGE LOANS HELD FOR SALE .....................    14,529       13,006
   MORTGAGE LOANS RECEIVABLE ........................       171          360
   OTHER   ..........................................       559          655
   ADVANCES TO PARENT (a) ...........................     1,877          331
                                                        -------      -------
     TOTAL ASSETS   .................................   $17,238      $14,458
                                                        =======      =======
   LIABILITIES AND EQUITY
   ACCOUNTS PAYABLE .................................   $    66      $    82
   NOTES PAYABLE ....................................    14,529       13,006
                                                        -------      -------
     TOTAL LIABILITIES ..............................    14,595       13,088
   SHAREHOLDERS' EQUITY   ...........................     2,643        1,370
                                                        -------      -------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  ......   $17,238      $14,458
                                                        =======      =======

----------------
(a) Certain intercompany transactions and balances are eliminated in consolidation and have no effect on consolidated earnings or equity.


NOTE 5--BORROWINGS              (dollars in thousands)

     Borrowings consist of:

                                                                              OCTOBER 31,
                                                                         ----------------------
                                                                           1997         1996
                                                                         ----------   ---------
   Acquisition and development loans from banks, payable through
    1999, with interest at floating rates (8.75% at October 31, 1997),
    collateralized by inventories ....................................   $ 13,357      $ 24,907
   Purchase money mortgages, collateralized by inventories   .........                    1,624
   Revolving construction loans from banks, payable through 2000 with interest at floating rates (8.15% to 9.00% at October 31,
    1997), collateralized by inventories   ...........................     68,622        55,541
   Other  ............................................................         85            45
                                                                         --------      --------
   Borrowings   ......................................................   $ 82,064        82,117
   Senior Notes due December 15, 2000 with interest at a fixed rate
    of 11 3/4% payable semi-annually .................................   $ 40,000      $ 40,000
   Convertible Subordinated Notes due March 1, 2003 with interest
    at a fixed rate of 7% payable semi-annually  .....................   $ 30,000      $ 30,000
                                                                         --------      --------
                                                                         $152,064      $152,117
                                                                         ========      ========

     On February 22, 1993, the Company sold $30,000,000 of 7% Convertible Subordinated Notes Due 2003 (the "Notes"). The Notes are convertible into Common Stock at a conversion price of $14.00 per share and are redeemable in whole or in part, at the option of the Company on or after April 1, 1996.

                      ENGLE HOMES, INC. AND SUBSIDIARIES

NOTE 5--BORROWINGS--(CONTINUED)

     In October 1997, the Company announced the early redemption of $15 million of the Notes. The redemption is anticipated to be completed in November 1997 at a redemption price of $1,042.50 per $1,000 (face value) of Notes.

     The Company's loan agreements include covenants, including restrictions on the Company's ability to pay dividends (no more than 50% of net income after taxes for each fiscal year). Certain of such loans also require that the principal shareholders continue to beneficially own a majority of the Company's outstanding Common Stock and provide that the lender may, at its option, accelerate such loans as a result of, among other things, mergers with other entities. In addition, the Convertible Subordinated Notes and the Senior Notes are guaranteed by all of the Company's subsidiaries on a full, unconditional, joint and several basis. The financial statements of the subsidiary guarantors are omitted as management has determined that they would not be material to investors.


Maturities of borrowings are as follows:


YEAR ENDED OCTOBER 31,
----------------------------------
1998   ...........................       4,424
1999   ...........................      42,004
2000   ...........................      74,173
2001   ...........................          --
Thereafter   .....................      31,463
                                        ------
                                      $152,064
                                      ========

     The Company has approximately $18,921,000 available for future borrowings under various acquisition and development related borrowing arrangements at October 31, 1997.

     As of October 31, 1997, the outstanding principal amount of 7% Convertible Subordinated Notes and 113/4% Senior Notes were $30,000,000 and $40,000,000, respectively. The aggregate fair market value of the notes, based upon their quoted market price as of October 31, 1997, was approximately $75,610,000. All other borrowings, due to their relative short-term maturity, approximate fair market value as of October 31, 1997.


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

     FASB Statement 123, Accounting for Stock-Based Compensation, requires the Company to provide proforma information regarding net income and net income per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair-value based method prescribed in FASB Statement 123. There were no options granted during the year ended October 31, 1997 and options to purchase 5,000 shares were granted during the year ended October 31, 1996. The Company's pro forma net income and income per share under the accounting provisions of FASB Statement 123 did not materially differ from the reported amounts.

                      ENGLE HOMES, INC. AND SUBSIDIARIES

NOTE 6--STOCK-BASED COMPENSATION--(CONTINUED)

     A summary of the status of the Company's fixed stock option plan as of October 31, 1997 and 1996, and changes during the years then ended on those dates are presented below:


                                                  AS OF OCTOBER 31, 1997            AS OF OCTOBER 31, 1996
                                              ------------------------------   --------------------------------
                                                          WEIGHTED AVERAGE                    WEIGHTED AVERAGE
                                               SHARES      EXERCISE PRICE       SHARES         EXERCISE PRICE
                                              ---------   ------------------   ------------   -----------------
   Outstanding at beginning of year  ......   606,500           $10.76           624,000           $ 10.80
   Granted   ..............................        --               --             5,000           $  9.00
   Exercised ..............................        --               --                --                --
   Forfeited ..............................        --               --           (22,500)          $ 11.50
   Outstanding at end of year  ............   606,500           $10.76           606,500           $ 10.76
                                              -------           ------           -------           -------
   Options exercisable at year-end   ......   502,000           $11.10           387,200           $ 11.20
   Weighted average fair value of options
    granted during the year ...............        --               --             5,000           $  9.00

     The following table summarizes information about fixed stock options outstanding at October 31, 1997:


                           OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
--------------------------------------------------------------------------   -------------------------------
                       NUMBER         WEIGHTED AVERAGE       WEIGHTED          NUMBER           WEIGHTED
     RANGE OF        OUTSTANDING         REMAINING           AVERAGE         EXERCISABLE        AVERAGE
 EXERCISE PRICES     AT 10/31/97      CONTRACTUAL LIFE    EXERCISE PRICE     AT 10/31/97     EXERCISE PRICE
------------------   -------------   ------------------   ----------------   -------------   ---------------
  $9.00 - $11.50       606,500            5 years              $10.76          502,000           $11.10

     During fiscal 1997 the Company established the 1997 Performance Bonus Plan (the "Bonus Plan"). The Bonus Plan provides for the issuance of up to 25,000 shares at "Fair Market Value" to certain management employees. The Company issued 2,493 shares valued at approximately $24,000 during fiscal 1997.


NOTE 7--INCOME TAXES

     The income tax provision in the consolidated statements of income consists of the following components (dollars in thousands) :


                        FOR THE YEAR ENDED OCTOBER 31,
                      -----------------------------------
                       1997          1996          1995
                      -----------   -----------   -------
   Current:
    Federal  ......    $  9,467      $  5,734     $2,952
    State .........       1,589           981        518
                       --------      --------     ------
                       $ 11,056      $  6,715     $3,470
                       --------      --------     ------
   Deferred:
    Federal  ......      (2,250)       (1,288)       132
    State .........        (375)         (221)        22
                       --------      --------     ------
                         (2,625)       (1,509)       154
                       --------      --------     ------
     Total   ......    $  8,431      $  5,206     $3,624
                       ========      ========     ======

     The provision for income taxes was different from the amount computed by applying the statutory rate due to the effect of state income taxes.

                      ENGLE HOMES, INC. AND SUBSIDIARIES

NOTE 7--INCOME TAXES--(CONTINUED)

     Temporary differences which gave rise to deferred income tax assets and liabilities at October 31, 1997 and 1996 were as follows (dollars in thousands):


                                                                           OCTOBER 31,
                                                                    --------------------------
                                                                      1997          1996
                                                                    ------------   -----------
   Deferred tax liabilities:
    Differences in reporting selling and marketing costs for tax
    purposes. ...................................................    $    818       $ 1,185
    Other  ......................................................          97            68
                                                                     --------       -------
    Gross deferred tax liabilities ..............................    $    915       $ 1,253
   Deferred tax assets:
    Inventory ...................................................       2,822           913
    Property and equipment   ....................................         384           534
    Income recognized for tax purposes and deferred for financial
      reporting purposes  .......................................         885           356
                                                                     --------       -------
   Gross deferred tax assets ....................................       4,091         1,803
                                                                     --------       -------
   Net deferred tax asset .......................................    $ (3,176)      $  (550)
                                                                     ========       =======

NOTE 8--COMMITMENTS AND CONTINGENCIES

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

     During fiscal 1996, the Company entered into an agreement for the sale and leaseback of the Company's office/retail complex located at the Company's headquarters in Boca Raton, Florida. The sales price was $8,000,000, which approximated the carrying amount. The lease is classified as an operating lease in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases."


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


     The Company, as well as the homebuilding industry in general, may be adversely affected during periods of high inflation, primarily because of higher land and construction costs. In addition, higher

                      ENGLE HOMES, INC. AND SUBSIDIARIES

NOTE 8--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

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


NOTE 9--DEFERRED COMPENSATION PLAN

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


NOTE 10--SUMMARIZED FINANCIAL INFORMATION


     The securities that may be issued under a debt offering contemplated by the Company will be guaranteed by all of the Company's subsidiaries on a full, unconditional, joint and several basis. The financial statements of the subsidiary guarantors are omitted as management has determined that separate financial statements and other disclosures concerning the subsidiaries are not material to investors.


     Summarized financial information of guarantor subsidiaries are as follows (dollars in thousands):



                                                         FOR THE YEAR ENDED OCTOBER 31,
                                                       -----------------------------------
                                                         1997         1996         1995
                                                       ----------   ----------   ---------
   Inventory .......................................   $194,847     $204,200      $178,407
   Total assets ....................................    247,966      239,402       215,204
   Borrowings   ....................................     51,346       50,098        50,563
   Total liabilities  ..............................    146,817      155,045       154,241
   Revenues from the sales of homes and land  ......    339,198      282,773       198,598
   Total revenues  .................................    378,996      293,103       205,209
   Cost of sales homes and land   ..................    293,884      241,518       167,955
   Net income   ....................................     10,230       11,341         8,861

                      ENGLE HOMES, INC. AND SUBSIDIARIES

NOTE 11--QUARTERLY RESULTS FOR 1997 AND 1996 (UNAUDITED)

     Quarterly results for the years ended October 31, 1997 and 1996 follow:


     (dollars in thousands, except per share data):


1997                                                              1ST QUARTER     2ND QUARTER     3RD QUARTER     4TH QUARTER
---------------------------------------------------------------   -------------   -------------   -------------   ------------
   Revenues ...................................................     $100,108        $105,120        $107,125        $112,942
   Income before income taxes .................................        4,618           4,999           5,856           6,426
   Net Income . . . . . . . . . . . . . . . . . . . . . . . . .        2,840           3,074           3,602           3,952
   Net income per share
    Primary ...................................................         0.41            0.44            0.52            0.56
    Fully diluted .............................................         0.34            0.36            0.43            0.46
   Shares used in earnings per share
    calculation:
    Primary ...................................................        6,989           6,962           6,963           7,047
    Fully diluted .............................................        9,132           9,105           9,106           9,246
   1996
-------
   Revenues ...................................................     $ 60,050        $ 76,034        $ 90,393        $105,611
   Income before income taxes .................................        1,306           3,304           3,990           5,101
   Net Income . . . . . . . . . . . . . . . . . . . . . . . . .          810           2,048           2,474           3,163
   Net income per share
    Primary ...................................................         0.12            0.29            0.35            0.44
    Fully diluted .............................................         0.11            0.25            0.30            0.38
   Shares used in earnings per share
    calculation:
    Primary ...................................................        6,989           7,037           7,120           7,108
    Fully Diluted .............................................        9,132           9,180           9,263           9,251

     Quarterly and year-to-date computation of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.


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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS:

       Reference is made to the index set forth on page 3 of this Annual Report on Form 10-K/A.

    2. FINANCIAL STATEMENT SCHEDULES:

       Reference is made to the index set forth on page 3 of this Annual Report on Form 10-K/A.

    3. EXHIBITS:

       EXHIBIT
         NO.                DESCRIPTION

       3.1  Registrant's Amended and Restated Articles of Incorporation(1)
       3.2  Registrant's Amended and Restated Bylaws(2)
       4.1  Specimen Stock Certificate for Registrant's Common Stock(2)
       4.2 Registration Rights Agreement among the Registrant, Alec Engelstein, Sheila Engelstein and Harry Engelstein(2)
       4.3 Indenture dated as of February 12, 1993, among the Registrant, its subsidiaries and The First National Bank of Boston, relating to the Convertible Subordinated Notes(1)
       4.4  Specimen form of original Convertible Subordinated Note(1)
       4.6 Purchase Agreement, dated as of February 12, 1993, among the Registrant, its subsidiaries and the purchasers of the Convertible Subordinated Notes(1)
       4.7 Registration Rights Agreement, dated as of February 12, 1993, among the Registrant and the purchasers of the Convertible Subordinated Notes(1)
       4.8  Specimen Form of New Convertible Subordinated Note(1)
       4.9 Indenture, dated as of March 15, 1994, relating to the Company's 11 3/4% Senior Notes due 2000(3)
       4.10 Specimen form of 11 3/4% Senior Notes due 2000(3)
       4.11 Registration Rights Agreement, dated March 17, 1994, between the Company and PaineWebber Incorporated Relating to the Company's 11 3/4% Senior Notes due 2000(3)
       4.12 Purchase Agreement, dated March 10, 1994, between the Company and PaineWebber Incorporated relating to the sale of the Company's 11 3/4% Senior Notes due 2000(3)
       10.1 Registrant's 1991 Stock Option Plan (Compensatory Plan)(7)
       10.2 Indemnification Agreement between the Registrant and each of its directors and certain executive officers(1)
       10.3 Asset Purchase Agreement, dated May 13, 1994, among Engle Homes, Inc., Park Homes West, Inc. and David H. Feinberg, and Amendment No. 1 thereto, dated June 14, 1994(6)
       10.6 Stock Bonus Plan(4)
       11.1 Statement Regarding Computation of Per Share Earnings(5)
       21.1 List of Registrant's Subsidiaries(8)
       23.1 Consent of BDO Seidman, LLP(8)

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

   (4) Incorporated by reference to exhibit 10.1 of the Registrant's Registration Statement on Form S-8 (File No. 333-39223).

   (5) Previously filed.

   (6) Incorporated by reference to exhibit 2.1 with the same number filed with the Registrant's Current Report on Form 8-K, dated June 28, 1994.

   (7) Incorporated by reference from the Company's registration statement on Form S-8 filed on November 30, 1995.

   (8) Filed herewith.

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

                                  ENGLE HOMES, INC.

                                  By /s/ DAVID SHAPIRO
                                     -------------------------------
                                     David Shapiro, Vice President - Finance
Dated: December 16, 1997               and Chief Financial Officer


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
Year ended October 31, 1995
  Inventory Valuation allowance

                                 EXHIBIT INDEX



EXHIBIT
  NO                          DISCRIPTION
-------                       -----------

  21.1               List of Registrant's Subsidiaries


  23.1               Consent of BDO Seidman, LLP