Form 10-Q
period 1998-01-31
ENGLE HOMES INC /FL
filed 1998-02-24
CIK 880034

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

(Mark One)

x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---- EXCHANGE ACT OF 1934

For the quarterly period ended         January 31, 1998
                                       ----------------
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
YES   x     NO
   ------      ------
Number of shares of common stock outstanding as of January 31, 1998: 6,975,934

                    PART I. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS

               ENGLE HOMES, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets
                    (dollars in thousands)
                                                January 31,   October 31,
                                                  1998         1997
                                               -----------  -----------
                                               (Unaudited)
                      ASSETS

CASH
  Unrestricted                                    $   6,925  $  15,565
  Restricted                                          1,003        981
INVENTORIES                                         273,083    230,108
PROPERTY AND EQUIPMENT, net                           2,709      2,623
OTHER ASSETS                                         19,593     18,979
GOODWILL                                              5,543      5,627
MORTGAGE LOANS HELD FOR SALE                         11,806     14,529
                                                  --------- ----------
     TOTAL ASSETS                                 $ 320,662  $ 288,412
                                                  ========= ==========

                    LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES          $  18,577  $  21,167
CUSTOMER DEPOSITS                                     7,535      7,472
BORROWINGS                                          132,087     82,064
SENIOR NOTES PAYABLE (including $4,840 to
  related parties)                                   40,000     40,000
CONVERTIBLE SUBORDINATED NOTES                       14,836     30,000
FINANCIAL SERVICES BORROWINGS                        11,806     14,529
                                                  ---------  ---------
     TOTAL LIABILITIES                            $ 224,841  $ 195,232
                                                  ---------  ---------

               SHAREHOLDERS' EQUITY

PREFERRED STOCK, $.01 par, share authorized
  1,000,000, none issued
COMMON STOCK, $.01 par, shares authorized
  25,000,000; issued and outstanding 6,975,934
  and 6,931,693, respectively                            70         69
ADDITIONAL PAID-IN CAPITAL                           48,472     47,852
RETAINED EARNINGS                                    47,279     45,259
                                                  ---------  ---------
     TOTAL SHAREHOLDERS' EQUITY                      95,821     93,180
                                                  ---------  ---------
                                                  $ 320,662  $ 288,412
                                                  =========  =========


See accompanying notes to condensed consolidated financial statements.

                         ENGLE HOMES, INC. AND SUBSIDIARIES
                         Consolidated Statements of Income
                                   (Unaudited)
                    (dollars in thousands, except per share data)
                                                            THREE MONTHS ENDED
                                                             JANUARY 31, 1998
                                                         ---------------------
                                                            1998       1997
                                                         ---------   ---------

REVENUES
  Sales of homes                                         $  79,190   $  96,929
  Sales of land                                              7,361         242
  Rent and other                                               506         259
  Financial services                                         3,352       2,678
                                                         ---------   ---------
                                                            90,409     100,108
                                                         ---------   ---------
COSTS AND EXPENSES
  Cost of sales - homes                                     65,835      82,840
  Cost of sales - land                                       6,625         238
  Selling, marketing, general
  and administrative                                        10,096       9,494
  Depreciation and amortization                                529         668
  Financial services                                         2,615       2,250
                                                         ---------   ---------
                                                            85,700      95,490
                                                         ---------   ---------

INCOME BEFORE INCOME TAX                                     4,709       4,618
  Provision for income taxes                                 1,813       1,778
                                                         ---------   ---------
INCOME BEFORE EXTRAORDINARY ITEM                         $   2,896   $   2,840

  Loss on extinguishment of debt, net
  of income taxes                                             (598)
                                                         ---------   ---------
NET INCOME                                               $   2,298   $   2,840
                                                         =========   =========
Net income per share
  Basic                                                  $    0.42
  Diluted                                                $    0.37

  Basic - extraordinary item                             $   (0.09)
  Diluted - extraordinary item                           $   (0.07)

  Basic                                                  $    0.33   $    0.41
  Diluted                                                $    0.30   $    0.34

Shares used in earnings per
share calculations
  Basic                                                      6,976       6,929
  Diluted                                                    8,226       9,132

See accompanying notes to condensed consolidated financial statements.

                      ENGLE HOMES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statement of Shareholders' Equity
                    For the Three Months Ended January 31, 1998
                                 (Unaudited)
                                (in thousands)


                          COMMON STOCK    ADDITIONAL
                         --------------    PAID-IN     RETAINED
                         SHARES  AMOUNT     CAPITAL    EARNINGS    TOTAL
                         ------  ------   ----------  --------- ---------

Amounts at
October 31, 1997          6,932   $  69   $  47,852    $ 45,259  $ 93,180

  Net Income for the
  Three Months Ended
  January 31, 1998                                        2,298     2,298

  Dividends to
  Shareholders                                             (278)     (278)

  Common stock issued in
  connection with
  conversion of debt         41       1         570                   571

  Common stock issued
  in connection with
  employee stock bonus
  plan                        2                  40                    40

  Common stock issued
  in connection with
  exercise of stock
  options                     1                  10                    10
                          ------  ------   ----------  --------- ---------
Amounts at
January 31, 1998          6,976   $  70   $  48,472    $ 47,279  $ 95,821
                          ======  ======   ==========  ========= =========













See accompanying notes to condensed consolidated financial statements.

                      ENGLE HOMES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                              (dollars in thousands)
                                                          THREE MONTHS ENDED
                                                              JANUARY 31,
                                                       ----------------------
                                                          1998        1997
                                                       ----------  ----------
NET CASH REQUIRED BY OPERATING
   ACTIVITIES                                          $ (42,974)  $ (14,158)

                                                       ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net (acquisitions) dispositions of
   property and equipment                                   (455)        678
                                                       ----------  ----------
   Net cash (required) provided by
   investing activities                                     (455)        678
                                                       ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in borrowings                                 64,147      19,056
   Repayment of borrowings                               (14,124)    (16,302)
   Distribution to shareholders                             (278)       (276)
   Redemption of subordinated bonds                      (14,966)
   Stock options exercised                                    10
   Distribution in connection
   with land purchase                                                   (269)
                                                       ----------  ----------
   Net cash provided (required) by
   financing activities                                   34,789       2,209
                                                       ----------  ----------
NET (DECREASE) INCREASE IN CASH                           (8,640)    (11,271)

CASH AT BEGINNING OF PERIOD                               15,565      18,262
                                                       ----------  ----------

CASH AT END OF PERIOD                                  $   6,925   $   6,991
                                                       ==========  ==========












See accompanying notes to condensed consolidated financial statements.

                    ENGLE HOMES, INC. AND SUBSIDIARIES

          Notes to Condensed Consolidated Financial Statements


NOTE 1  BASIS OF PRESENTATION AND BUSINESS

     These statements do not contain all information required by generally accepted accounting principles that are included in a full set of financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Engle Homes, Inc. and subsidiaries ("the Company") at January 31, 1998 and results of its operations and its cash flows for the period then ended and period ended January 31, 1997. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Form 10-K for the year ended October 31, 1997. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

     Income per share has been computed using the weighted average number of common shares outstanding. Such computations are further adjusted for fully diluted purposes by assuming conversion of the $14,836,000 7% Convertible Subordinated Notes (the "Convertible Subordinated Notes") and elimination of related interest incurred during the period, resulting in an increase in net income after taxes of $164,000 for the three months ended January 31, 1998.

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

NOTE 2 INVENTORIES  (dollars in thousands)
                                                       January 31,  October 31,
                                                         1998         1997
                                                       ---------    -----------

Land and improvements for residential homes
under development                                      $ 217,088      $ 182,279

Residential homes under construction                      54,686         46,049

Land zoned for commercial development                      1,309          1,780
                                                       ---------      ---------
                                                       $ 273,083      $ 230,108
                                                       =========      =========




NOTE 3 CAPITALIZATION OF INTEREST (dollars in thousands)

     Included in inventory is the following:
                                                          For the Three Months
                                                            Ended January 31,
                                                         --------------------
                                                            1998       1997
                                                         ---------  ---------
Interest capitalized,
beginning of period                                      $ 16,378   $ 16,821

Interest incurred and
capitalized                                                 3,973      4,153

Amortized to cost of sales - homes                        ( 3,060)    (3,567)

Amortized to cost of sales - land                         ( 1,090)    (   28)

                                                         ---------  ---------
Interest capitalized, end
of period                                                $ 16,201   $ 17,379
                                                         =========  =========


NOTE 4 SHAREHOLDERS' EQUITY

     On November 11, 1997, the Company declared a cash dividend of $.04 per share to shareholders of record on November 25, 1997, which was paid on December 17, 1997.

     On October 17, 1997, the Company announced the early redemption of $15.0 million of its 7% Convertible Subordinated Debentures due 2003. On November 18, 1997, the Company redeemed approximately $14.6 million aggregate principal amount of the debentures. The Company established a $15.0 million short term unsecured credit facility to fund this redemption. During the first quarter ending January 31, 1998, $570,000 of the 7% Convertible Subordinated Notes were converted by the holders into approximately 41,000 shares of Common Stock.


















Part 1 - Item II
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following table sets forth for the periods indicated certain items of the Company's financial statements expressed as a percentage of the Company's total revenues:
                                                         For the Three
                                                         Months Ended
                                                          January 31,
                                                       -----------------
                                                        1998      1997
                                                       ------    -------
Total Revenues                                         100.0%    100.0%

Costs of home construction and
land sales                                              80.1      83.0

Selling, marketing, general and
administrative expense                                  11.2       9.5

Income before taxes                                      5.2       4.6

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
                                         January 31,
                                     (dollars in thousands)
                                  1998                     1997
                            ----------------         ----------------
                            Units    Dollars         Units   Dollars
                            -----  ---------         -----  ---------
South Florida                 315     63,900           504  $ 113,700
Orlando                       163     32,900           131     23,800
West Coast Florida            123     21,100            30      5,200
Texas                         103     15,800            65     10,500
Denver                        133     26,300            75     14,300
Virginia/Maryland              47     12,900            29      7,100
North Carolina                 13      2,500            23      5,100
Arizona                       109     22,000             0          0
                            -----  ---------        ------  ---------
TOTAL                       1,006  $ 197,400           857  $ 179,700
                            =====  =========        ======  =========

     The increase in unit backlog at January 31, 1998 was due to a record 528 new homes sales during the three months ended January 31, 1998. This represents a 60% increase in the number of new home sales contracts signed, when compared with 329 contracts in the quarter ended January 31, 1997. The Company is operating in 76 subdivisions at January 31, 1998, compared to 72 subdivisions at January 31, 1997. At January 31, 1998, the Company was marketing 21 subdivisions in South Florida; 13 in Central Florida; 8 in West Coast Florida;
9 in Denver, CO; 10 in Dallas, TX; 7 in Virginia and Maryland; 3 in Raleigh, North Carolina; 4 in Phoenix, Arizona and 1 in Atlanta, Georgia.

Result of Operations:

Three Months Ended January 31 1998 compared to January 31, 1997.

     The Company's revenues from home sales for the quarter ended
January 31, 1998 decreased $17.7 million (or 18.3%) compared to the same period in fiscal 1997. The number of homes delivered decreased 19.9% (to 391 from 488) and the average selling price of homes delivered increased 2.0% (to $203,000 from $199,000). The decrease of revenues and homes delivered is primarily attributable to a decreased level of backlog at the beginning of the current quarter and timing differences related to home closings at certain subdivisions. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

     The Company's revenues from land sales increased approximately $7.1 million during the three months ended January 31 1998, as compared to the same period in fiscal 1997, primarily as a result of an increase in commercial land sales at Pembroke Falls, a master-planned community in South Florida.

     Cost of home sales decreased $17.0 million (or 20.5%) compared to the quarter ended January 31, 1997 primarily due to the related decrease in home sale revenues. Cost of home sales as a percentage of home sales decreased to 83.1% from 85.5% as a result of the product mix of homes delivered.

     The Company's selling, marketing, general and administrative ("S,G&A") expenses increased approximately $600,000 (or 6.3%) during the three months ended January 31, 1998, as compared to the corresponding fiscal 1997 period, primarily due to increased general and administrative expenses associated with payroll costs. S,G&A expenses as a percentage of total revenues for the three months ended January 31, 1998 increased to 11.2% compared to 9.5%, primarily due to a decrease in home revenues for the period as compared to the prior year.

     Primarily as a result of the extraordinary item (loss on extinguishment of approximately $15.2 million of the convertible subordinated notes), net income decreased by $542,000 in the three months ended January 31, 1998 from the comparable period in fiscal 1997.


Liquidity and Capital Resources

     The Company's financing needs depend upon its construction volume, asset turnover and land acquisitions. The Company has financed and expects to continue to finance, its working capital needs through funds generated by operations and borrowings. Funds for future land acquisitions and construction costs are expected to be provided primarily by cash flows from operations and future borrowing as permitted under the Company's bank credit facilities.



                                     9
At January 31, 1998, the Company had outstanding bank borrowings of $115.9 million under its various revolving lines of credit, and had available additional borrowings of $9.4 million. The Company believes that amounts generated from operations and such additional borrowings will provide adequate funds to finance its homebuilding activities and meet its debt service requirements for fiscal year 1998.

     The Company has two primary credit agreements (the "Agreements") with various lending institutions which provided for a combined $130.0 million collateralized revolving line of credit. Borrowings under these Agreements bear interest at rates ranging from LIBOR plus 2.50% to prime plus .25% at the Company's election. Available borrowings under the Agreements are limited to certain percentages of finished lots, construction costs, land and land under development. The Company is currently in discussions with a group of banks to obtain an unsecured revolving credit facility to be used for working capital and general corporate purposes. If obtained, the new facility would be used to replace all of the Company's existing lines of credit, other than its warehouse line of credit.

     On October 17, 1997, the Company announced the early redemption of $15.0 million of its 7% Convertible Subordinated Debentures due 2003. On November 18, 1997, the Company redeemed approximately $14.6 million aggregate principal amount of the debentures. The Company established a $15.0 million short term unsecured credit facility to fund this redemption.

     On February 2, 1998, the Company received net proceeds of approximately $132.1 million from the sale of 2.7 million shares of common stock and $100 million principal amount of 9.25% Senior Notes due 2008. Proceeds from these offerings were used to provide for the funding of the remaining balance of the Convertible Debentures, to repay existing indebtedness and for general corporate purposes.

     Preferred Home Mortgage Company ("PHMC") has a warehouse line of credit in the amount of $18.0 million which is guaranteed by the Company. At January 31, 1998, PHMC had outstanding borrowings of $11.8 million pursuant to such credit line from origination of mortgage loans. The Company believes that such credit line is sufficient to meet the current needs of its mortgage company.

     LAND ACQUISITION AND CONSTRUCTION FINANCING. The Company is continually exploring opportunities to purchase parcels of land for its homebuilding operations and is, at any given time, in various stages of proposing, making offers for, and negotiating the acquisition of various parcels, whether outright or through options. During the three months ended January 31, 1998, the Company increased land inventories approximately $34.8 million to provide land for continued growth.

     The Company has increased its land development and construction activities in response to current and anticipated demand and expects to pursue additional land acquisition and development opportunities in the future. However, the Company's ability to undertake significant additional projects is expected to depend in part upon the availability of financing on satisfactory terms. To date, the Company has not had any significant difficulties in securing acquisition, development and construction financing and, except with respect to major land acquisitions, management believes that such financing will continue to be available on satisfactory terms. However, there can be no assurance that sufficient financing on satisfactory terms will continue to be available.





                                     10
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

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



                              ENGLE HOMES, INC.
                              -----------------
                                (Registrant)


Date: FEBRUARY 24, 1998                          \s\ ALEC ENGELSTEIN
------------------------                         ------------------------
                                                       Alec Engelstein
                                                  Chief Executive Officer



Date: FEBRUARY 24, 1998                          \s\ DAVID SHAPIRO
------------------------                         ------------------------
                                                       David Shapiro
                                                  Chief Financial Officer


































                                      13

                         ENGLE HOMES, INC. AND SUBSIDIARIES

                                   EXHIBIT 11
               STATEMENT REGARDING COMPUTATION  OF EARNINGS PER SHARE
                    (dollars in thousands, except per share data)


                                                         For the Three Months
                                                          Ended January 31,
                                                                1998
                                                             ------------

DILUTED EARNINGS PER SHARE
Computation for Statement of Income

Reconciliation of net income to amount used for diluted computation in statement of income:

Net income per statement of income                                $ 2,298

Interest on 7% convertible debentures
  reflected in cost of sales,
  net of tax effect (a)                                               164
                                                              -----------
Net income, adjusted                                              $ 2,462
                                                              ===========
Reconciliation of weighted average number of
  shares outstanding to amount used for
  diluted computation in statement of income:

Weighted average number of shares outstanding                       6,976

Weighted average shares issuable from assumed
  exercise of 7% convertible debentures                             1,060

Dilutive effect from assumed exercised of
  stock options                                                       190
                                                              -----------
Weighted average number of common shares
  as adjusted                                                       8,226
                                                              -----------
Diluted earnings per share                                           0.30
                                                              ===========

(a) Interest incurred on the 7% convertible debentures is capitalized to inventory and amortized through costs of sales. The interest add back represents the current year amortization of capitalized interest.

                                        14