Form 10-Q
period 1998-04-30
ENGLE HOMES INC /FL
filed 1998-05-15
CIK 880034

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

(Mark One)

x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---- EXCHANGE ACT OF 1934

For the quarterly period ended         April 30, 1998
                                       ----------------
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
YES   x     NO
   ------      ------
Number of shares of common stock outstanding as of April 30, 1998: 11,146,955

                    PART I. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS

               ENGLE HOMES, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets
                    (dollars in thousands)
                                                April 30,    October 31,
                                                  1998         1997
                                               -----------  -----------
                                               (Unaudited)
                      ASSETS

CASH
  Unrestricted                                    $  18,031  $  15,565
  Restricted                                          1,501        981
INVENTORIES                                         337,826    230,108
PROPERTY AND EQUIPMENT, net                           3,630      2,623
OTHER ASSETS                                         19,725     18,979
GOODWILL                                              5,460      5,627
MORTGAGE LOANS HELD FOR SALE                         19,576     14,529
                                                  --------- ----------
     TOTAL ASSETS                                 $ 405,749  $ 288,412
                                                  ========= ==========

                    LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES          $  23,706  $  21,167
CUSTOMER DEPOSITS                                     9,877      7,472
BORROWINGS                                           59,298     82,064
SENIOR NOTES PAYABLE (including
  $4,840 to related parties)                        140,000     40,000
CONVERTIBLE SUBORDINATED NOTES                                  30,000
FINANCIAL SERVICES BORROWINGS                        19,576     14,529
                                                  ---------  ---------
     TOTAL LIABILITIES                            $ 252,457  $ 195,232
                                                  ---------  ---------

               SHAREHOLDERS' EQUITY

PREFERRED STOCK, $.01 par, share authorized
  1,000,000, none issued
COMMON STOCK, $.01 par, shares authorized
  25,000,000; issued and outstanding 11,146,955
  and 6,931,693, respectively                           111         69
ADDITIONAL PAID-IN CAPITAL                          102,841     47,852
RETAINED EARNINGS                                    50,340     45,259
                                                  ---------  ---------
     TOTAL SHAREHOLDERS' EQUITY                     153,292     93,180
                                                  ---------  ---------
                                                  $ 405,749  $ 288,412
                                                  =========  =========


See accompanying notes to condensed consolidated financial statements.


                         ENGLE HOMES, INC. AND SUBSIDIARIES
                         Consolidated Statements of Income
                                   (Unaudited)
                    (dollars in thousands, except per share data)
                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                       APRIL 30,             APRIL 30,
                                  ---------------------  ---------------------
                                    1998       1997         1998        1997
                                  ---------   ---------  --------    ---------

REVENUES
  Sales of homes                  $ 116,162   $  96,750  $ 195,352   $ 193,679
  Sales of land                       3,004       5,337     10,365       5,579
  Rent and other                        662         352      1,168         611
  Financial services                  4,515       2,681      7,867       5,359
                                  ---------   ---------  ---------   ---------
                                    124,343     105,120    214,752     205,228
                                  ---------   ---------  ---------   ---------
COSTS AND EXPENSES
  Cost of sales - homes              99,194      82,697    165,029     165,537
  Cost of sales - land                2,708       4,820      9,333       5,058
  Selling, marketing, general
  and administrative                 12,635       9,919     22,731      19,413
  Depreciation and amortization         706         604      1,235       1,272
  Financial services                  3,053       2,081      5,668       4,331
                                  ---------   ---------  ---------   ---------
                                    118,296     100,121    203,996     195,611
                                  ---------   ---------  ---------   ---------

INCOME BEFORE INCOME TAX              6,047       4,999     10,756       9,617
  Provision for income taxes          2,328       1,925      4,141       3,703
                                  ---------   ---------  ---------   ---------
INCOME BEFORE EXTRAORDINARY ITEM      3,719       3,074      6,615       5,914

  Loss on extinguishment of debt,
  net of income taxes                  (212)                  (810)
                                  ---------   ---------  ---------   ---------
NET INCOME                        $   3,507   $   3,074  $   5,805   $   5,914
                                  =========   =========  =========   =========
Net income per share
  Basic                           $    0.35              $    0.75
  Diluted                         $    0.34              $    0.74

  Basic - extraordinary item      $   (0.02)             $   (0.09)
  Diluted - extraordinary item    $   (0.02)             $   (0.09)

  Basic                           $    0.33    $   0.44  $    0.66   $    0.85
  Diluted                         $    0.32    $   0.36  $    0.65   $    0.71

Shares used in earnings per
share calculations
  Basic                              10,634       6,929      8,769       6,929
  Diluted                            10,837       9,105      8,964       9,105

See accompanying notes to condensed consolidated financial statements.

                      ENGLE HOMES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statement of Shareholders' Equity
                    For the Six Months Ended April 30, 1998
                                 (Unaudited)
                                (in thousands)


                          COMMON STOCK    ADDITIONAL
                         --------------    PAID-IN     RETAINED
                         SHARES  AMOUNT     CAPITAL    EARNINGS    TOTAL
                         ------  ------   ----------   --------  --------

Amounts at
October 31, 1997          6,932   $  69   $   47,852   $ 45,259  $ 93,180

  Net Income for the
  Six Months Ended
  April 30, 1998                                          5,805     5,805

  Dividends to
  Shareholders                                             (724)     (724)

  Issuance of
  common stock            3,105      31       39,472               39,503

  Common stock issued in
  connection with
  conversion of debt      1,100      11       15,391               15,402

  Common stock issued
  in connection with
  employee stock bonus
  plan                        3                   40                   40

  Common stock issued
  in connection with
  exercise of stock
  options                     7                   86                   86
                         ------   ------  ----------   --------  --------
Amounts at
April 30, 1998           11,147   $  111  $  102,841   $ 50,340  $153,292
                         ======   ======  ==========   ========  ========










See accompanying notes to condensed consolidated financial statements.

                      ENGLE HOMES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                              (dollars in thousands)
                                                          SIX MONTHS ENDED
                                                              APRIL 30,
                                                       ---------------------
                                                          1998        1997
                                                       ---------   ---------
NET CASH REQUIRED BY OPERATING
   ACTIVITIES                                          $ (94,424)  $ ( 5,013)

                                                       ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net (acquisitions) dispositions of
   property and equipment                                 (1,864)        276
                                                       ---------   ---------
   Net cash (required) provided by
   investing activities                                   (1,864)        276
                                                       ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in borrowings                                108,136      25,872
   Repayment of borrowings                              (130,902)    (27,551)
   Proceeds from issuance of senior notes                 97,625
   Redemption of subordinated bonds                      (14,970)
   Proceeds from issuance common stock                    39,503
   Distribution to shareholders                             (724)       (554)
   Proceeds from exercise of stock options                    86
   Distribution in connection
   with land purchase                                                   (498)
                                                       ---------   ---------
   Net cash provided (required) by
   financing activities                                   98,754      (2,731)
                                                       ---------   ---------
NET INCREASE (DECREASE) IN CASH                            2,466      (7,468)

CASH AT BEGINNING OF PERIOD                               15,565      18,262
                                                       ---------   ---------

CASH AT END OF PERIOD                                  $  18,031   $  10,794
                                                       =========   =========










See accompanying notes to condensed consolidated financial statements.

                    ENGLE HOMES, INC. AND SUBSIDIARIES

          Notes to Condensed Consolidated Financial Statements


NOTE 1  BASIS OF PRESENTATION AND BUSINESS

     These statements do not contain all information required by generally accepted accounting principles that are included in a full set of financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Engle Homes, Inc. and subsidiaries ("the Company") at April 30, 1998 and results of its operations and its cash flows for the period then ended and period ended April 30, 1997. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Form 10-K for the year ended October 31, 1997. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

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

NOTE 2 INVENTORIES  (dollars in thousands)
                                                       April 30,    October 31,
                                                         1998         1997
                                                       ---------   -----------

Land and improvements for residential homes
under development                                      $ 262,086      $ 182,279

Residential homes under construction                      74,456         46,049

Land zoned for commercial development                      1,284          1,780
                                                       ---------     ----------
                                                       $ 337,826      $ 230,108
                                                       =========      =========












NOTE 3 CAPITALIZATION OF INTEREST (dollars in thousands)

     Included in inventory is the following:
                                   For the Three Months   For the Six Months
                                      Ended April 30        Ended April 30,
                                   --------------------   ------------------
                                     1998       1997        1998       1997
                                   -------     -------    -------    -------
Interest capitalized,
beginning of period                $16,201     $17,379    $16,378    $16,821

Interest incurred and
capitalized                          4,304       3,662      8,277      7,815

Amortized to cost of sales-homes    (3,588)     (3,715)    (6,648)    (7,282)

Amortized to cost of sales-land       (300)       (526)    (1,390)      (554)
                                   -------     -------    -------    -------
Interest capitalized, end
of period                          $16,617     $16,800    $16,617    $16,800
                                   =======     =======    =======    =======


NOTE 4 SHAREHOLDERS' EQUITY

     On February 17, 1998, the Company declared a cash dividend of $.04 per share to shareholders of record on March 2, 1998, which was paid on March 25, 1998.

     On October 17, 1997, the Company announced the early redemption of $15.0 million of its 7% Convertible Subordinated Debentures due 2003. On November 18, 1997, the Company redeemed approximately $14.6 million aggregate principal amount of the debentures. The Company established a $15.0 million short term unsecured credit facility to fund this redemption. During the first quarter ending January 31, 1998, $570,000 of the 7% Convertible Subordinated Notes were converted by the holders into approximately 41,000 shares of Common Stock. During the three months ended April 30, 1998, the remaining 14.8 million of the debentures were converted into approximately 1.1 million shares of common stock.

     In February 1998, the Company received net proceeds of approximately $137.1 million from the sale of 3.1 million shares of common stock and $100 million principal amount of 9.25% Senior Notes due 2008. Proceeds from these offerings were used to repay existing indebtedness and for general corporate purposes.












NOTE 5 EARNINGS PER SHARE (dollars in thousands except per share data)

      During the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." As a result, all previously reported earnings per share data has been restated to conform with SFAS No. 128. Basic and diluted earnings per share are calculated as follows:

                                 For the Three Months      For the Six Months
                                   Ended April 30,           Ended April 30,
                                   1998        1997           1998     1997
                                 -------      -------       -------   -------

Basic:
  Net income                     $ 3,507      $ 3,074       $ 5,805   $ 5,914


  Weighted average number of
  shares outstanding              10,634        6,929         8,769     6,929

  Basic earnings per share          0.33         0.44          0.66      0.85

Diluted:
  Net income                     $ 3,507      $ 3,074       $ 5,805   $ 5,914
  Interest on 7% convertible
  debentures reflected in cost
  of sales, net of tax effect                     248                     510

                                 -------      -------       -------   -------
  Net income applicable to
  diluted common shares          $ 3,507      $ 3,322       $ 5,805   $ 6,424
                                 =======      =======       =======   =======



 Weighted average number of
 common shares outstanding        10,634        6,929         8,769     6,929
 Weighted average shares
 issuable from assumed
 exercise of 7% convertible
 debentures                                     2,143                   2,143
 Options to acquire common stock     203            3           195         3
 Other common stock equivalents                    30                      30
                                 -------      -------       -------   -------
 Diluted weighted average
 common shares outstanding        10,837        9,105         8,964     9,105
                                 -------      -------       -------   -------
 Diluted earnings per share         0.32         0.36       $  0.65   $  0.71
                                 =======      =======       =======   =======






Part 1 - Item II
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

     The following table sets forth for the periods indicated certain items of the Company's financial statements expressed as a percentage of the Company's total revenues:
                                    For the Three        For the Six
                                    Months Ended         Months Ended
                                     April 30,            April 30,
                                  -----------------    -----------------
                                   1998      1997       1998      1997
                                  ------    -------    ------    -------
Total Revenues                    100.0%    100.0%     100.0%    100.0%
Costs of home construction and
land sales                         82.0      83.3       81.2      83.0
Selling, marketing, general and
administrative expense             10.2       9.4       10.6       9.5

Income before taxes                 4.9       4.8        5.0       4.6

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
                                           April 30,
                                     (dollars in thousands)
                                  1998                     1997
                            ----------------         ----------------
                            Units    Dollars         Units   Dollars
                            -----  ---------         -----  ---------
South Florida                 356     72,300           490  $ 109,800
Orlando                       300     56,200           187     34,800
West Coast Florida            201     33,900            54      9,000
Texas                         163     24,700            52      8,800
Denver                        169     33,900            96     18,400
Virginia/Maryland              73     19,400            35      8,800
North Carolina                 19      3,700            18      4,100
Atlanta                         8      1,200             0          0
Arizona                       155     32,800             0          0
                            -----  ---------        ------  ---------
TOTAL                       1,444  $ 278,100           932  $ 193,700
                            =====  =========        ======  =========

                                        9
     The increase in unit backlog at April 30, 1998 was due to a record 1,055 new homes sales during the three months ended April 30, 1998. This represents a 95% increase in the number of new home sales contracts signed, when compared with 541 contracts in the quarter ended April 30, 1997. The Company is currently marketing 82 subdivisions at April 30, 1998, compared to 71 subdivisions at April 30, 1997, including 18 subdivisions in South Florida; 16 in Central Florida; 12 in West Coast Florida; 11 in Denver, CO; 7 in Dallas, TX; 6 in Virginia and Maryland; 3 in Raleigh, North Carolina; 6 in Phoenix, Arizona and 3 in Atlanta, Georgia.

Result of Operations:


Three Months Ended April 30, 1998 compared to April 30, 1997.

     The Company's revenues from home sales for the quarter ended April 30, 1998 increased $19.4 million (or 20%) compared to the same period in fiscal 1997.
The number of homes delivered increased 32.4% (to 617 from 466) and the average selling price of homes delivered decreased 9.6% (to $188,000 from $208,000).
The increase of revenues and homes delivered is primarily attributable to a higher velocity of homes delivered in backlog during the three months ended April 30, 1998 compared with the prior-year period. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

     The Company's revenues from land sales decreased approximately $2.3 million during the three months ended April 30, 1998, as compared to the same period in fiscal 1997, primarily as a result of a decrease in commercial land sales at Pembroke Falls, a master-planned community in South Florida.

     Cost of home sales increased $16.5 million (or 19.9%) compared to the quarter ended April 30, 1997 primarily due to the related increase in home sale revenues. Cost of home sales as a percentage of home sales decreased to 85.4% from 85.5% as a result of the product mix of homes delivered.

     The Company's selling, marketing, general and administrative ("S,G&A") expenses increased approximately $2.7 million (or 27.4%) during the three months ended April 30, 1998, as compared to the corresponding fiscal 1997 period, primarily due to selling and marketing expenses associated with the increased number of homes delivered during the period and an increase in selling expenditures related to an increase in the number of residential subdivisions. S,G&A expenses as a percentage of total revenues for the three months ended April 30, 1998 increased to 10.2% compared to 9.4%, primarily due to an increase in selling expenditures related to an increase in the number of residential subdivisions.

     Primarily as a result of an increase in revenues, net income before extraordinary item increased by $645,000 in the three months ended April 30, 1998 from the comparable period in fiscal 1997.

Six Months Ended April 30, 1998 compared to April 30, 1997.

     The Company's revenues from home sales for the six months ended
April 30, 1998 increased $1.7 million (or .9%) compared to the same period in fiscal 1997. The number of homes delivered increased 5.7% (to 1008 from 954) and the average selling price of homes delivered decreased 4.4% (to $194,000 from $203,000). The increase of revenues and homes delivered is primarily
                                      10
attributable to a higher velocity of homes delivered in backlog during the six months ended April 30, 1998 compared with the prior year period. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

     The Company's revenues from land sales increased approximately $4.8 million during the six months ended April 30, 1998, as compared to the same period in fiscal 1997, primarily as a result of an increase in commercial land sales at Pembroke Falls, a master-planned community in South Florida.

     Cost of home sales decreased $500,000 (or .3%) compared to the same period in fiscal 1997 primarily due to the product mix in home sale revenues. Cost of home sales as a percentage of home sales were comparable for the six months ended April 30, 1998 and the same period in fiscal year 1998.

     The Company's selling, marketing, general and administrative ("S,G&A") expenses increased approximately $3.3 million (or 17.1%) during the six months ended April 30, 1998, as compared to the corresponding fiscal 1997 period, primarily due to selling and marketing expenses associated with the increased number of residential subdivisions and increased general and administrative expenses associated with payroll costs. S,G&A expenses as a percentage of total revenues for the six months ended April 30, 1998 increased to 10.6% compared to 9.5%, primarily due to the increased selling costs related to increase number of residential subdivisions for the period as compared to the prior year.

     Primarily as a result of the increase in revenues, net income before extraordinary item increased by 700,000 in the six months ended April 30, 1998 from the comparable period in fiscal 1997.

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

     At April 30, 1998, the Company had outstanding $17.9 million of purchase money mortgages and bank borrowings of $41.4 million under its various revolving lines of credit, and had available additional borrowings of $61.5 million. The Company believes that amounts generated from operations and such additional borrowings will provide adequate funds to finance its homebuilding activities and meet its debt service requirements for fiscal year 1998.

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

                                       11
     On October 17, 1997, the Company announced the early redemption of $15.0 million of its 7% Convertible Subordinated Debentures due 2003. On November 18, 1997, the Company redeemed approximately $14.6 million aggregate principal amount of the debentures. The Company established a $15.0 million short term unsecured credit facility to fund this redemption. During the three months ended April 30, 1998 the Company converted 14.8 million of the debentures into approximately 1.1 million shares of common stock.

     In February 1998, the Company received net proceeds of approximately $137.1 million from the sale of 3.1 million shares of common stock and $100 million principal amount of 9.25% Senior Notes due 2008. Proceeds from these offerings were used to repay existing indebtedness and for general corporate purposes.

     Preferred Home Mortgage Company ("PHMC") has a warehouse line of credit in the amount of $23.0 million which is guaranteed by the Company. At April 30, 1998, PHMC had outstanding borrowings of $19.6 million pursuant to such credit line from origination of mortgage loans. The Company is currently negotiating a $25 million warehouse line of credit to meet the future needs of its mortgage company.

     LAND ACQUISITION AND CONSTRUCTION FINANCING. The Company is continually exploring opportunities to purchase parcels of land for its homebuilding operations and is, at any given time, in various stages of proposing, making offers for, and negotiating the acquisition of various parcels, whether outright or through options. During the six months ended April 30, 1998, the Company increased land inventories approximately $79.8 million to provide land for continued growth.

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




















                                     12

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

Part II - Other Information

Item 1-3  Not applicable.

Item 4.   Submission of Matters to a vote of Security Holders.

          The 1998 Annual Meeting of Shareholders of Engle Homes, Inc. was held on April 20, 1998. Matters voted upon at the meeting:

1.        Election of Board of Directors.  Persons being elected:

                               Votes     Votes    Votes     Broker
          Nominees              For     Against  Withheld  Non-Votes
          ----------------- ----------- -------- --------  ---------

          Alec Englestein    10,364,549    -       31,425      -

          Harry Englestein   10,364,549    -       31,425      -

          John A. Kraynick   10,364,549    -       31,425      -

          David Shapiro      10,364,549    -       31,425      -

          Ron Korn           10,364,549    -       31,425      -

          Henry Fishkind     10,364,549    -       31,425      -

          Alan Shulman       10,364,549    -       31,425      -


2.        Proposal to approve amendments to the Company's 1991 Stock Option
          Plan:

                                Votes      Votes    Votes     Broker
                                 For      Against  Withheld  Non-Votes
                              --------- ---------  --------  ---------
                              8,793,780 1,596,893   5,301      -





                                     13
3. Proposal to approve 1997 Performance Bonus Plan (As Amended and Restated Effective as of January 1, 1998):

                                Votes      Votes    Votes     Broker
                                 For      Against  Withheld  Non-Votes
                              --------- ---------  --------  ---------
                              9,053,676 1,336,598   5,700      -

Item 5.   Not applicable

Item 6.   Not applicable
















































                                     14


                                   SIGNATURES


                    Pursuant to the requirements of the
                    Securities Exchange Act of 1934, the
                    registrant has duly caused this report
                    to be signed on its behalf by the
                    undersigned thereunto duly authorized.



                              ENGLE HOMES, INC.
                              -----------------
                                (Registrant)


Date: MAY 15, 1998                               \s\ ALEC ENGELSTEIN
------------------------                         ------------------------
                                                       Alec Engelstein
                                                  Chief Executive Officer



Date: MAY 15, 1998                               \s\ DAVID SHAPIRO
------------------------                         ------------------------
                                                       David Shapiro
                                                  Chief Financial Officer