Form 10-Q
period 1998-07-31
ENGLE HOMES INC /FL
filed 1998-09-03
CIK 880034

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

(Mark One)

x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---- EXCHANGE ACT OF 1934

For the quarterly period ended         July 31, 1998
                                       ----------------
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
YES   x     NO
   ------      ------
Number of shares of common stock outstanding as of July 31, 1998: 11,163,181

                    PART I. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS

               ENGLE HOMES, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets
                    (dollars in thousands)
                                                July 31,    October 31,
                                                  1998         1997
                                               -----------  -----------
                                               (Unaudited)
                      ASSETS

CASH
  Unrestricted                                    $  19,598  $  15,565
  Restricted                                          1,135        981
INVENTORIES                                         354,165    230,108
PROPERTY AND EQUIPMENT, net                           4,124      2,623
OTHER ASSETS                                         21,139     18,979
GOODWILL                                              5,375      5,627
MORTGAGE LOANS HELD FOR SALE                         22,328     14,529
                                                  ---------  ---------
     TOTAL ASSETS                                 $ 427,864  $ 288,412
                                                  =========  =========

                    LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES          $  30,276  $  21,167
CUSTOMER DEPOSITS                                    11,267      7,472
BORROWINGS                                           58,466     82,064
SENIOR NOTES PAYABLE (including
  $4,840 to related parties in 1997)                149,263     40,000
CONVERTIBLE SUBORDINATED NOTES                                  30,000
FINANCIAL SERVICES BORROWINGS                        22,328     14,529
                                                  ---------  ---------
     TOTAL LIABILITIES                            $ 271,600  $ 195,232
                                                  ---------  ---------

               SHAREHOLDERS' EQUITY

PREFERRED STOCK, $.01 par, share authorized
  1,000,000, none issued
COMMON STOCK, $.01 par, shares authorized
  25,000,000; issued and outstanding 11,163,181
  and 6,931,693, respectively                           112         69
ADDITIONAL PAID-IN CAPITAL                          103,037     47,852
RETAINED EARNINGS                                    53,115     45,259
                                                  ---------  ---------
     TOTAL SHAREHOLDERS' EQUITY                     156,264     93,180
                                                  ---------  ---------
                                                  $ 427,864  $ 288,412
                                                  =========  =========


See accompanying notes to condensed consolidated financial statements.


                         ENGLE HOMES, INC. AND SUBSIDIARIES
                         Consolidated Statements of Income
                                   (Unaudited)
                    (dollars in thousands, except per share data)
                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                        JULY 31,               JULY 31,
                                  ---------------------  ---------------------
                                    1998        1997        1998        1997
                                  ---------   ---------  ---------   ---------
REVENUES
  Sales of homes                  $ 149,963   $ 103,079  $ 345,315   $ 296,758
  Sales of land                         762         675     11,127       6,254
  Rent and other                        881         356      2,049         967
  Financial services                  5,219       3,015     13,086       8,374
                                  ---------   ---------  ---------   ---------
                                    156,825     107,125    371,577     312,353
                                  ---------   ---------  ---------   ---------
COSTS AND EXPENSES
  Cost of sales - homes             128,532      88,100    293,561     253,637
  Cost of sales - land                  736         635     10,069       5,693
  Selling, marketing, general
  and administrative                 15,022       9,791     37,753      29,204
  Depreciation and amortization         857         567      2,092       1,839
  Financial services                  3,510       2,176      9,178       6,507
                                  ---------   ---------  ---------   ---------
                                    148,657     101,269    352,653     296,880
                                  ---------   ---------  ---------   ---------
INCOME BEFORE INCOME TAX AND
EXTRAORDINARY ITEMS                   8,168       5,856     18,924      15,473
  Provision for income taxes          3,145       2,254      7,286       5,957
                                  ---------   ---------  ---------   ---------
INCOME BEFORE EXTRAORDINARY ITEMS     5,023       3,602     11,638       9,516

  Loss on extinguishment of debt,
  net of income taxes                (1,802)                (2,612)
                                  ---------   ---------  ---------   ---------
NET INCOME                        $   3,221   $   3,602  $   9,026   $   9,516
                                  =========   =========  =========   =========
Net income per share before
extraordinary items
  Basic                           $    0.45    $   0.52  $    1.22   $    1.37
  Diluted                         $    0.44    $   0.43  $    1.18   $    1.14

Extraordinary items
  Basic                           $   (0.16)             $   (0.27)
  Diluted                         $   (0.16)             $   (0.25)

Net income per share
  Basic                           $    0.29    $   0.52  $    0.95   $    1.37
  Diluted                         $    0.28    $   0.43  $    0.93   $    1.14

Shares used in earnings per
share calculations
  Basic                              11,152       6,930      9,572       6,930
  Diluted                            11,369       9,106     10,326       9,106

See accompanying notes to condensed consolidated financial statements.

                      ENGLE HOMES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statement of Shareholders' Equity
                    For the Nine Months Ended July 31, 1998
                                 (Unaudited)
                                (in thousands)


                          COMMON STOCK    ADDITIONAL
                         --------------    PAID-IN     RETAINED
                         SHARES  AMOUNT     CAPITAL    EARNINGS    TOTAL
                         ------  ------   ----------   --------  --------

Amounts at
October 31, 1997          6,932   $  69   $   47,852   $ 45,259  $ 93,180

  Net Income for the
  Nine Months Ended
  July 31, 1998                                           9,026     9,026

  Dividends to
  Shareholders                                           (1,170)   (1,170)

  Issuance of
  common stock            3,105      31       39,472               39,503

  Common stock issued in
  connection with
  conversion of debt      1,100      11       15,391               15,402

  Common stock issued
  in connection with
  employee stock bonus
  plan                        9                  140                  140

  Common stock issued
  in connection with
  exercise of stock
  options                    17       1         182                   183
                         ------   -----  ----------    --------  --------
Amounts at
July 31, 1998            11,163   $ 112  $  103,037    $ 53,115  $156,264
                         ======   =====  ==========    ========  ========








See accompanying notes to condensed consolidated financial statements.

                      ENGLE HOMES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                              (dollars in thousands)
                                                         NINE MONTHS ENDED
                                                              JULY 31,
                                                       ---------------------
                                                          1998        1997
                                                       ---------   ---------
NET CASH REQUIRED BY OPERATING
   ACTIVITIES                                          $ (97,397)  $ (13,538)

                                                       ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net acquisitions of
   property and equipment                                 (2,947)       (363)
                                                       ---------   ---------
   Net cash required by
   investing activities                                   (2,947)       (363)
                                                       ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in borrowings                                183,347      47,510
   Repayment of borrowings                              (206,945)    (42,399)
   Proceeds from issuance of senior notes                145,875
   Redemption of bonds                                   (56,415)
   Proceeds from issuance common stock                    39,503
   Distribution to shareholders                           (1,170)     (1,525)
   Proceeds from exercise of stock options                   182
                                                       ---------   ---------
   Net cash provided by
   financing activities                                  104,377       3,586
                                                       ---------   ---------
NET INCREASE (DECREASE) IN CASH                            4,033     (10,315)

CASH AT BEGINNING OF PERIOD                               15,565      18,262
                                                       ---------   ---------

CASH AT END OF PERIOD                                  $  19,598   $   7,947
                                                       =========   =========












See accompanying notes to condensed consolidated financial statements.

                    ENGLE HOMES, INC. AND SUBSIDIARIES

          Notes to Condensed Consolidated Financial Statements


NOTE 1  BASIS OF PRESENTATION AND BUSINESS

     These statements do not contain all information required by generally accepted accounting principles that are included in a full set of financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Engle Homes, Inc. and subsidiaries ("the Company") at July 31, 1998 and results of its operations and its cash flows for the period then ended and period ended July 31, 1997. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Form 10-K for the year ended October 31, 1997. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

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

NOTE 2 INVENTORIES  (dollars in thousands)
                                                        July 31,   October 31,
                                                         1998         1997
                                                       ---------   ---------

Land and improvements for residential homes
under development                                      $ 267,954   $ 182,279

Residential homes under construction                      84,927      46,049

Land zoned for commercial development                      1,284       1,780
                                                       ---------   ---------
                                                       $ 354,165   $ 230,108
                                                       =========   =========













NOTE 3 CAPITALIZATION OF INTEREST (dollars in thousands)

     Included in inventory is the following:
                                   For the Three Months   For the Nine Months
                                      Ended July 31,        Ended July 31,
                                   --------------------   ------------------
                                    1998         1997      1998       1997
                                   -------     -------    -------    -------
Interest capitalized,
beginning of period                $16,617     $16,800    $16,378    $16,821

Interest incurred and
capitalized                          4,733       3,811     13,010     11,626

Amortized to cost of sales-homes    (5,119)     (3,775)   (11,767)   (11,085)

Amortized to cost of sales-land        (24)        (98)    (1,414)      (624)
                                   -------     -------    -------    -------
Interest capitalized, end
of period                          $16,207     $16,738    $16,207    $16,738
                                   =======     =======    =======    =======


NOTE 4 SHAREHOLDERS' EQUITY AND SENIOR NOTES PAYABLE

     On May 14, 1998, the Company declared a cash dividend of $.04 per share to shareholders of record on June 5, 1998, which was paid on June 25, 1998.

     On October 17, 1997, the Company announced the early redemption of $15.0 million of its 7% Convertible Subordinated Debentures due 2003. On November 18, 1997, the Company redeemed approximately $14.6 million aggregate principal amount of the debentures. In addition during the quarter ending January 31, 1998, $570,000 of the 7% Convertible Subordinated Notes were converted by the holders into approximately 41,000 shares of Common Stock. During the three months ended April 30, 1998, the remaining 14.8 million of the debentures were converted into approximately 1.1 million shares of common stock.

     In February 1998, the Company received net proceeds of approximately $137.1 million from the sale of 3.1 million shares of common stock and $100 million principal amount of 9.25% Senior Notes due 2008. Proceeds from these offerings were used to repay existing indebtedness and for general corporate purposes.

     On June 9, 1998, the Company sold in a private placement pursuant to Rule 144A, $50,000,000 of 9.25% Series B Senior Notes due 2008 ("Series B Notes) and called for the early redemption of the $40,000,000 outstanding principal amount of such 11.75% Senior Notes ("Existing Notes"). The Company used the net proceeds from the Series B Notes primarily to redeem the Existing Notes and repayment of certain bank indebtedness.






NOTE 5 EARNINGS PER SHARE (dollars in thousands except per share data)

      During the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." As a result, all previously reported earnings per share data has been restated to conform with SFAS No. 128. Basic and diluted earnings per share are calculated as follows:

                                 For the Three Months      For the Nine Months
                                   Ended July 31,            Ended July 31,
                                   1998        1997           1998     1997
                                 -------      -------       -------   -------

Basic:
  Net income before
  extraordinary item             $ 5,023      $ 3,602       $11,638   $ 9,516

  Weighted average number of
  shares outstanding              11,152        6,930         9,572     6,930

  Basic earnings per share          0.45         0.52          1.22      1.37

Diluted:
  Net income before
  extraordinary item             $ 5,023      $ 3,602       $11,638   $ 9,516

  Interest on 7% convertible
  debentures reflected in cost
  of sales, net of tax effect                     346           506       857

                                 -------      -------       -------   -------
  Net income applicable to
  diluted common shares          $ 5,023      $ 3,948       $12,144   $10,373
                                 =======      =======       =======   =======



 Weighted average number of
 common shares outstanding        11,152        6,930         9,572     6,960
 Weighted average shares
 issuable from assumed
 exercise of 7% convertible
 debentures                                     2,143           549     2,143
 Options to acquire common stock     217            3           205         3
 Other common stock equivalents                    30                      30
                                 -------      -------       -------   -------
 Diluted weighted average
 common shares outstanding        11,369        9,106        10,326     9,106
                                 -------      -------       -------   -------
 Diluted earnings per share         0.44         0.43       $  1.18   $  1.14
                                 =======      =======       =======   =======




Part 1 - Item II
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

     The following table sets forth for the periods indicated certain items of the Company's financial statements expressed as a percentage of the Company's total revenues:
                                    For the Three        For the Nine
                                    Months Ended         Months Ended
                                     July 31,              July 31,
                                  -----------------    -----------------
                                   1998      1997       1998      1997
                                  ------    -------    ------    -------
Total Revenues                    100.0%    100.0%     100.0%    100.0%
Costs of home construction and
land sales                         82.4      82.8       81.7      83.0
Selling, marketing, general and
administrative expense              9.6       9.1       10.2       9.3
Income before taxes and
extraordinary items                 5.2       5.5        5.1       5.0

Backlog
     Sales of the Company's homes are generally made pursuant to a standard contract which requires a down payment of up to 10% of the sales price.  The contract includes a financing contingency which permits the customer to cancel in the event mortgage financing at prevailing interest rates (including financing arranged by the Company) is unobtainable within a specified period, typically four to six weeks.  The Company includes an undelivered home sale in its backlog upon execution of the sales contracts and receipt of the down payment.  Revenue is recognized only upon the closing and delivery of a home.
The Company estimates that the average period between the execution of a purchase agreement for a home and delivery is approximately four to five months.
The following table sets forth the Company's backlog for the periods indicated:
                                           July 31,
                                     (dollars in thousands)
                                  1998                     1997
                            ----------------         ----------------
                            Units    Dollars         Units   Dollars
                            -----  ---------         -----  ---------
South Florida                 371     75,800           389  $  88,300
Orlando                       319     62,100           165     32,200
West Coast Florida            187     30,800            71     11,600
Texas                         160     25,500            55      9,200
Denver                        203     41,500            98     19,400
Virginia/Maryland              64     17,600            49     12,500
North Carolina                 29      5,000            10      2,200
Atlanta                        19      3,000             0          0
Arizona                       190     39,300            13      2,700
                            -----  ---------         -----  ---------
TOTAL                       1,542  $ 300,600           850  $ 178,100
                            =====  =========         =====  =========

     The increase in unit backlog at July 31, 1998 was due to a record 878 new homes sales contracts signed during the three months ended July 31, 1998. This represents a 101% increase in the number of new home sales contracts signed, when compared with 437 contracts in the quarter ended July 31, 1997.
The Company is currently marketing 80 subdivisions at July 31, 1998, compared to 66 subdivisions at July 31, 1997, including 16 subdivisions in South Florida; 16 in Central Florida; 14 in West Coast Florida; 11 in Denver, CO; 5 in Dallas, TX; 5 in Virginia and Maryland; 3 in Raleigh, North Carolina; 7 in Phoenix, Arizona and 3 in Atlanta, Georgia.

Result of Operations:

Three Months Ended July 31, 1998 compared to July 31, 1997.

     The Company's revenues from home sales for the quarter ended July 31, 1998 increased $46.9 million (or 45.5%) compared to the same period in fiscal 1997. The number of homes delivered increased 50.3% (to 780 from 519) and the average selling price of homes delivered decreased 3.5% (to $192,000 from $199,000).
The increase of revenues and homes delivered is primarily attributable to the increase in backlog at April 30, 1998 compared with the prior-year period. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

     Cost of home sales increased $40.4 million (or 45.9%) compared to the quarter ended July 31, 1997 primarily due to the related increase in home sale revenues. Cost of home sales as a percentage of home sales increased to 85.7% from 85.5% as a result of the product mix of homes delivered.

     The Company's selling, marketing, general and administrative ("S,G&A") expenses increased approximately $5.2 million (or 53.4%) during the three months ended July 31, 1998, as compared to the corresponding fiscal 1997 period, primarily due to selling and marketing expenses associated with the increased number of homes delivered during the period and an increase in selling expenditures related to an increase in the number of residential subdivisions. S,G&A expenses as a percentage of total revenues for the three months ended
July 31, 1998 increased to 9.6% compared to 9.1%, primarily due to an increase in selling expenditures related to an increase in the number of residential subdivisions and an increase in sales commission expense due to higher in-house and broker sales commissions.

     Primarily as a result of an increase in revenues, net income before extraordinary item increased by $1.4 million in the three months ended July 31, 1998 from the comparable period in fiscal 1997.

Nine Months Ended July 31, 1998 compared to July 31, 1997.

     The Company's revenues from home sales for the nine months ended
July 31, 1998 increased $48.6 million (or 16.4%) compared to the same period in fiscal 1997. The number of homes delivered increased 21.4% (to 1788 from 1473) and the average selling price of homes delivered decreased 4% (to $193,000 from $201,000). The increase of revenues and homes delivered is primarily attributable to a an increase in backlog during the nine months ended July 31, 1998 compared with the prior year period. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.
                                       10
     The Company's revenues from land sales increased approximately $4.9 million during the nine months ended July 31, 1998, as compared to the same period in fiscal 1997, primarily as a result of an increase in commercial land sales at Pembroke Falls, a master-planned community in South Florida. Cost of land sales as a percentage of land sales were comparable for the nine months ended July 31, 1998 and the same period in fiscal year 1997.

     Cost of home sales increased $39.9 million (or 15.7%) compared to the same period in fiscal 1997 primarily due to the related increase in home sales revenue. Cost of home sales as a percentage of home sales decreased to 85.0% from 85.5% as a result of the product mix of homes delivered.

     The Company's selling, marketing, general and administrative ("S,G&A") expenses increased approximately $8.5 million (or 29.3%) during the nine months ended July 31, 1998, as compared to the corresponding fiscal 1997 period, primarily due to selling and marketing expenses associated with the increased number of homes delivered during the period and an increase in selling expenditures related to an increase in the number of residential subdivisions. S,G&A expenses as a percentage of total revenues for the nine months ended July 31, 1998 increased to 10.2% compared to 9.3%, primarily due to an increase in selling expenditures related to an increase in the number of residential subdivisions and an increase in sales commission expense due to higher in-house and broker sales commissions.

     Primarily as a result of the increase in revenues, net income before extraordinary item increased by $2.1 million in the nine months ended July 31, 1998 from the comparable period in fiscal 1997.

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

     At July 31, 1998, the Company had outstanding $19.1 million of purchase money mortgages and bank borrowings of $39.4 million under its Revolving Credit Facility, and had available additional borrowings of $13.0 million.

     On May 28, 1998, the Company entered into a new Revolving Credit Facility. The Revolving Credit Facility provides for up to $170 million of unsecured borrowings. Borrowings under the Revolving Credit Facility generally bear interest at a fluctuating rate based upon the prime rate, the federal funds rate or LIBOR. All outstanding borrowings under the Revolving Credit Facility are due in May 2001. The Revolving Credit Facility contains various operating and financial covenants and all of the Company's subsidiaries are guarantors of the Company's obligations under the Revolving Credit Facility. Available borrowings under the Revolving Credit Facility are limited to certain percentages of finished lots, construction costs, land and land under development.

     The Revolving Credit Facility replaced all of the Company's secured lines of credit other than the Warehouse Line of Credit. All amounts outstanding under the secured lines of credit have been repaid with the proceeds of borrowings under the Revolving Credit Facility. The Company believes that amounts generated from operations and additional borrowings under the Revolving Credit Facility will provide adequate funds to finance its homebuilding activities and meet its debt service requirements for fiscal year 1998.
                                       11
     On October 17, 1997, the Company announced the early redemption of $15.0 million of its 7% Convertible Subordinated Debentures due 2003. On November 18, 1997, the Company redeemed approximately $14.6 million aggregate principal amount of the debentures. The Company established a $15.0 million short term unsecured credit facility to fund this redemption. During the three months ended July 31, 1998 the Company converted 14.8 million of the debentures into approximately 1.1 million shares of common stock.

     In February 1998, the Company received net proceeds of approximately $137.1 million from the sale of 3.1 million shares of common stock and $100 million principal amount of 9.25% Senior Notes due 2008. Proceeds from these offerings were used to repay existing indebtedness and for general corporate purposes.

     On June 9, 1998, the Company sold in a private placement pursuant to Rule 144A, $50,000,000 of 9.25% Series B Senior Notes due 2008 ("Series B Notes) and called for the early redemption of the $40,000,000 outstanding principal amount of such 11.75% Senior Notes ("Existing Notes"). The Company used the net proceeds from the Series B Notes primarily to redeem the Existing Notes and repayment of certain bank indebtedness.

     Preferred Home Mortgage Company ("PHMC") has a warehouse line of credit in the amount of $30 million which is guaranteed by the Company. At July 31, 1998, PHMC had outstanding borrowings of $22.3 million pursuant to such credit line from origination of mortgage loans.

Land Acquisition and Construction Financing

     The Company is continually exploring opportunities to purchase parcels of land for its homebuilding operations and is, at any given time, in various stages of proposing, making offers for, and negotiating the acquisition of various parcels, whether outright or through options. During the nine months ended July 31, 1998, the Company increased land inventories approximately $85.7 million to provide land for continued growth.

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

Year 2000 Issues

      The Company conducts its business primarily with commercial software provided by third party vendors. After an analysis of the Company's exposure to the impact of year 2000 issues, management believes that such commercial software is substantially year 2000 compliant and that completion of the year 2000 compliance is not expected to have a material impact on the Company's business, operations or financial condition. Management is not in a position to evaluate the extent, if any, to which any year 2000 issues that may affect the economy generally or any of its subcontractors, suppliers or vendors in particular would also be likely to affect the Company.


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

Part II - Other Information

Item 1-6  Not applicable.







































                                     13

                                   SIGNATURES


                    Pursuant to the requirements of the
                    Securities Exchange Act of 1934, the
                    registrant has duly caused this report
                    to be signed on its behalf by the
                    undersigned thereunto duly authorized.



                              ENGLE HOMES, INC.
                              -----------------
                                (Registrant)


Date:  September 2, 1998                         \s\ ALEC ENGELSTEIN
------------------------                         ------------------------
                                                       Alec Engelstein
                                                  Chief Executive Officer



Date:  September 2, 1998                         \s\ DAVID SHAPIRO
------------------------                         ------------------------
                                                       David Shapiro
                                                  Chief Financial Officer