Form 10-K
period 1998-10-31
ENGLE HOMES INC /FL
filed 1998-11-24
CIK 880034

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               Form 10-K
           x  Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934
               For the Fiscal Year Ended October 31, 1998
                                   or
          Transition Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934
For the transition period from ______________ to_______________.
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

     The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant as of November 10, 1998, was approximately $101,878,406 based on the $14.00 closing price for the Common Stock on The Nasdaq National Market on such date. For purposes of this computation, all executive officers and directors of the Registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the Registrant.

     The number of shares of Common Stock of the Registrant outstanding as of November 10, 1998 was 11,169,237.

                     Documents Incorporated by Reference

     Portions of the Registrant's definitive Proxy Statement relating to the Registrant's 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference into
Part III of this report.

                                 PART I
Item 1.   BUSINESS

General

     Engle Homes, Inc. ("Engle" or the "Company") designs, constructs, markets and sells detached single-family residences, townhomes, patio homes and condominiums to entry level and move-up buyers, retirees and second home, seasonal buyers. Engle operates in nine geographic markets: Broward County, Palm Beach County and Martin County in South Florida; Orlando in Central Florida; Tampa, Sarasota, Naples and Fort Myers on the west coast of Florida; Denver, Colorado; Dallas, Texas; Virginia and Maryland; Raleigh, North Carolina; Phoenix, Arizona; and Atlanta, Georgia. The Company offers a variety of home styles at prices ranging from approximately $70,000 to over $400,000 with an average sales price in fiscal 1998 of approximately $192,000. In addition, the Company operates a mortgage company which provides mortgages primarily to its home buyers in substantially all of its geographic markets and a title company which provides services to its home buyers and third parties in Florida and Denver, Colorado.

     Engle is a leading Florida homebuilder. The Company believes that it is one of the top five builders of single-family homes in South Florida and Central Florida. Florida is the number one homebuilding state in the United States in terms of total housing starts. In addition, Florida is currently the fourth largest state based upon total population and has consistently ranked among the top four states in population growth over the past seven decades.

     Since 1993, Engle has expanded into eight of the top 20 homebuilding markets in the nation through both start-up operations and the acquisition of a homebuilder in Denver, Colorado. In fiscal 1998, approximately 44% of the Company's revenues from home sales were generated outside of the Florida markets as compared to none in fiscal 1993.

     Over the past five years, the Company's total revenues have grown from $224 million in fiscal 1994 to $536 million in fiscal 1998. The number of homes delivered increased from 1,992 in fiscal 1997 to 2,605 in fiscal 1998.

At the end of fiscal 1998, Engle was marketing homes in 91 communities.

Recent Developments

     The Company completed a number of transactions during fiscal 1998 that strengthened the Company's total capitalization as follows:

     During fiscal 1998, the Company called for the early redemption of its 7% Convertible Subordinated Notes due 2003 (the "1993 Notes"). The Company redeemed approximately $14.6 million aggregate principal amount of the 1993 Notes and $15.4 million aggregate principal amount of the 1993 Notes were converted by the holders thereof into approximately 1.1 million shares of common stock of the Company.

     In February 1998, the Company consummated (i) an underwritten public offering of 3,105,000 shares (including 405,000 shares issued pursuant to an over-allotment option) of the Company's Common Stock and (ii) an underwritten public offering of $100,000,000 aggregate principal amount of 9 1/4% Senior Notes due 2008 ("New Notes"). The net proceeds to the Company from these offerings was approximately $137.2 million. The
Company used the net proceeds as follows: (i) $115.9 million to repay amounts outstanding under certain of the Company's homebuilding lines of credit; (ii) $5.1 million to repay outstanding amounts under the Company's mortgage company subsidiary line of credit; (iii) $16.2 million for general corporate purposes.

     In May 1998, the Company entered into a $170 million unsecured revolving credit agreement (the "Credit Facility") with various banks.
The Credit Facility replaced all of the Company's secured lines of credit. All outstanding borrowings under the Credit Facility are due in May 2001.

     In June 1998, the Company sold $50,000,000 aggregate principal amount of 9-1/4% Series B Senior Notes due 2008 (the "Series B Notes") in a transaction not registered under the Securities Act of 1933, as amended, at a price to investors of 98.5% of the principal amount thereof. The net proceeds to the Company from such sale were approximately $48.0 million.
The Company used the net proceeds primarily to redeem all of the $40 million aggregate principal amount of its 11-3/4% Senior Notes due 2000 outstanding at a price of 105.875% of the principal amount thereof and the remainder to repay outstanding amounts under the Credit Facility. On August 24, 1998, the Company completed an exchange of the Series B Notes and substantially all of the New Notes for approximately $150,000,000 aggregate principal amount of 9-1/4% Series C Senior Notes due 2008.

Business Strategy

     Engle believes that its success has been due to its market-oriented approach which it applies to each of the following: (i) identifying new markets; (ii) acquiring land; and (iii) diversifying its product offerings and price ranges to appeal to most segments of the home buying public. Engle believes that this strategy enables it to respond more rapidly to changing market conditions.

     Expand in Existing and New Markets. The Company has successfully expanded its operations through both start-up operations in new and existing markets and the acquisition of a homebuilder in Denver, Colorado. Within its existing markets, the Company believes that it is able to gain greater market share by increasing the number of residential projects, thereby leveraging its existing management structure and enhancing profitability through economies of scale. As part of its strategy to further diversify geographically, the Company continually seeks and evaluates market expansion opportunities, including potential acquisitions of homebuilding companies. The Company seeks to expand into geographic markets with significant single-family home permit activity, substantial job growth, a diversified economy and an availability of strong management with local market expertise. Since its initial public offering in January 1992, the Company has expanded into eight new geographic markets.

     Offer a Broad Selection of Products. The Company designs its homes to appeal to a wide variety of home buyers, including entry level and move-up buyers, retirees and second home seasonal buyers. Accordingly, the Company offers a number of home styles and price ranges at various locations in each market, including golf and waterfront communities in certain markets. Engle's product offerings include estate homes, detached single-family residences, townhomes, semi-detached patio homes/duplexes and condominiums. Management believes that the Company's long-standing policy of product diversification enables it to respond more rapidly to changing market conditions.

     Selectively Acquire Land. Engle seeks to identify and acquire superior locations in each market and offer a number of communities with diverse products and sales prices. In addition, when economically advantageous to the Company, Engle enters into partnerships or joint venture agreements with other major homebuilders to purchase and develop well located parcels of land. The Company generally purchases land only after required zoning entitlements have been obtained.

     Maintain Stringent Cost Controls. The Company believes that maintaining stringent cost controls is a key factor in achieving profitability. The Company seeks to reduce its costs and risks by (i) obtaining required zoning entitlements prior to purchasing land, (ii) using subcontractors to perform home construction and site improvement work on a fixed price basis, (iii) minimizing inventory of unsold homes, (iv) improving construction cycle time for homes, (v) using its position as a leading homebuilder to obtain national volume discounts on construction materials and favorable pricing from subcontractors and (vi) maintaining a sophisticated management information system that allows it to monitor homebuilding production, scheduling and budgeting on a daily basis.

     Commitment to Customer Satisfaction. The Company is dedicated to providing customer satisfaction through quality construction and customer service. Divisional managers are responsible for the quality of construction and the level of customer satisfaction in their respective divisions.

     Experienced Management with Decentralized Operating Structure. To serve the needs of each of its markets, the Company relies upon the expertise of its division managers, each of whom has significant experience in the homebuilding industry. In order to align corporate and divisional profit goals, division managers receive bonuses based on the return on assets of their respective divisions. The division managers benefit from Engle's corporate expertise in sales and marketing, land acquisition, financial services and its centralized accounting department. The Company believes that this interaction between the divisional managers and corporate management provides enhanced operating results.



Land Acquisition and Development

     The Company prefers to acquire improved residential lots ready for construction by entering into option contracts, whenever possible, or through outright purchases. The Company also acquires tracks of land that require site improvements prior to the start of home construction. Occasionally, the Company purchases larger tracts of land with the intention of reselling portions of the tracts to other builders as a source of additional revenue. Specifically, the Company purchased in South Florida large tracts of land and sold parcels to other builders in connection with the development of its master planned communities, including Embassy Lakes, North Passage, Lakeside Green and most recently, Pembroke Falls. Unlike the Company's more typical subdivision projects, the Company's master-planned communities have involved significantly larger tracts of land, greater planning and site improvement activities and the development of more extensive recreational facilities and related amenities. The Company's master-planned communities normally take five or more years to complete depending on the project's size, economic conditions prevailing at the time and the Company's strategy for the particular project. Engle's more traditional residential developments usually take two to three years to complete.

     Management believes that the Company's Pembroke Falls project exemplifies the opportunities available to the Company when developing master-planned communities. In February 1994, the Company acquired this approximately 1,500 acre parcel located in southwest Broward County, Florida, a rapidly developing housing market. The purchase price for the Pembroke Falls parcel was $25.7 million, or approximately $17,100 per acre. The Company expects to build approximately 2,000 single-family housing units and has sold to others most of the approximately 222 acres of land zoned for commercial and multi-family use. Through October 31, 1998, approximately $43.7 million in land sales contracts had closed. Management believes that the purchase of this relatively large parcel enabled the Company to obtain desirable land inventory in its core market for future development at a lower cost than if the Company had purchased smaller parcels available for immediate construction of homes.

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

     At October 31, 1998, the Company was marketing 17 subdivisions in South
Florida; 20 in Central Florida; 14 on the west coast of Florida; 9 in Denver,
Colorado; 7 in Dallas, Texas; 7 in Virginia and Maryland; 3 in Raleigh,
North Carolina; 10 in Phoenix, Arizona; and 4 in Atlanta, Georgia.  The Company's
residential real estate inventory at October 31, 1998 was as follows:
                                                                       Lots Available
                               Homes Under Construction            for Future Construction
                Total Lots  -------------------------------     -----------------------------
Division        Available   Sold (1)  Speculative (2) Models    Sold(1)   Unsold      Options
South Florida(3)   3,116(4)   199        148           21        166       2,291         291
Central Florida(5) 1,620      172         33           21        183         483         728
West Coast FL(6)   2,968(7)   127         31           16         51       2,213         530
Denver, CO         1,429      157         64            9         64         402         733
Dallas, TX         1,290       93         32           11         48         382         724
Virginia/Maryland    456       44         16           10         47          86         253
Raleigh, NC          209       23         20            1          9         156          -
Atlanta, GA          589       15         17            4          4          32         517
Phoenix, AZ        1,487      168         25           23         51         608         612
                  ------      ---        ---          ---        ---       -----       -----
Total             13,164      998        386          116        623       6,653       4,388
                  ======      ===        ===          ===        ===       =====       =====

(1) Under contract, but not delivered. See the discussion of the Company's backlog under "Management's Discussion and Analysis of Financial
      Condition and Results of Operations."
(2) Speculative units are unsold homes that are completed or under construction.
(3)   South Florida refers to Broward County, Palm Beach County and Martin County.
(4)   Includes 1,394 remaining lots in Pembroke Falls.
(5)   Central Florida refers to Orlando.
(6)   West Coast Florida refers to Tampa, Sarasota, Naples and Fort Myers.
(7)   Includes 841 remaining lots in Lake Bernadette.

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


Customer Service and Quality Control; Warranties

     The Company's customer service department is responsible for pre-closing and post-closing customer needs. Prior to closing, a Company employee accompanies the buyer on a home orientation and inspection tour. The Company is continuing with its objective to provide quality construction through on-going training programs to maintain its high quality construction standards. The Company also provides home buyers with a limited warranty program which, in general, provides for a one-year warranty on workmanship and building materials and a ten-year structural warranty. In addition, the Company purchases, when required by local or state ordinances, builder liability insurance for major structural defects.


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

     During fiscal 1998, PHMC sold approximately $201 million in mortgage loans (including servicing rights), representing a significant portion of the Company's homebuyers that requested mortgage financing. Substantially all of PHMC's revenues are derived from mortgages on homes built by Engle. At October 31, 1998, PHMC was originating mortgages in substantially all Engle homebuilding divisions.

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

     Title Services. In September 1992, the Company purchased all the outstanding common stock of The Title Store, Inc. In May 1994, the Company acquired all the capital stock of Universal Land Title, Inc. ("ULT"), a company that sells, but does not underwrite, title policies and simultaneously merged with the Title Store, Inc. to form one company. ULT currently provides title services to the Company's homebuyers in Florida and Denver, Colorado, as well as third parties. At October 31, 1998, ULT was operating 16 offices in Florida and four offices in Denver, Colorado.

Government Regulation and Environmental Matters

     In developing housing communities, the Company must obtain the approval of numerous government authorities regulating such matters as permitted land uses and levels of density, the installation of utility services such as water and waste disposal and the dedication of acreage for open space, parks, schools and other community purposes. Several authorities in Florida and other states have imposed impact fees as a means of defraying the cost of providing certain governmental services to developing areas and the amount of these fees has increased significantly during recent years. Many state laws require the use of specific construction materials which reduce
the need for energy-consuming heating and cooling systems.   Local
governments also, at times, declare moratoriums on the issuance of building permits and impose other restrictions in areas where sewage treatment facilities and other public facilities do not reach minimum standards. To date, the governmental approval processes and the restrictive zoning and moratoriums discussed above have not had a material adverse effect on the Company's development activities. However, there is no assurance that these and other restrictions will not adversely affect the Company in the future. The Company is also subject to a variety of Federal, state and local statutes, ordinances, rules and regulations concerning protection of health and the environment. The particular environmental laws which apply to any given community vary greatly according to the community site, the site's environmental conditions and the present and former uses of the site. These environmental laws may result in delays, cause the Company to incur substantial compliance and other costs and prohibit or severely restrict development in certain environmentally sensitive regions or areas. Prior to consummating the purchase of land, the Company engages independent environmental engineers to evaluate such land for the presences of hazardous or toxic materials, wastes or substances. The Company has not been materially affected to date by the presence or potential presence of such materials.

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

     The housing industry is cyclical and affected by consumer confidence levels, prevailing economic conditions generally and interest rate levels. A variety of other factors affect the housing industry and demand for new homes, including the availability of labor and materials and increases in the costs thereof, changes in costs associated with home ownership such as increases in property taxes and energy costs, changes in consumer preferences, demographic trends and the availability of and changes in mortgage financing programs.

Employees

     At October 31, 1998, the Company employed approximately 744 persons, including sales and marketing personnel, executive, administrative and clerical personnel, construction employees and financial services personnel.

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


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's 1998 fiscal year.

                             PART II


Item 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND
            RELATED STOCKHOLDER MATTERS

     Engle's Common Stock is traded on The Nasdaq National Market under the symbol "ENGL." The following table sets forth, for the periods indicated, the high and low closing sales price for the Common Stock, as reported on The Nasdaq National Market. As of November 10, 1998 there were approximately 56 shareholders of record. The closing sale price of the Company's Common Stock as reported on The Nasdaq National Market, on November 20, 1998, was $13.75

                                  Year Ended October 31,
                            ----------------------------------
                                 1998                1997
                            -------------      ---------------
                             High    Low        High      Low
                            -----   -----      -----     -----
First Quarter               19.50   13.88       9.00      8.50
Second Quarter              18.00   14.44      10.75      8.25
Third Quarter               17.50   13.69      11.88      9.13
Fourth Quarter              15.63   11.00      15.50     11.75

     The Company has declared per share quarterly dividends as set forth in the following table.

                                     Cash Dividend
                                -----------------------
                                1998               1997
                                ----               ----
First Quarter                   $.04               $.04
Second Quarter                  $.04               $.04
Third Quarter                   $.04               $.04
Fourth Quarter(a)               $.04               $.04

------------------

(a) Dividends declared in November of 1997 and 1998.

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

     The Company's loan agreement currently limits the amount of dividends that the Company may pay in any fiscal quarterly period to no more than 50% of the Company's consolidated net income for such period. Generally, the indenture for the Company's Senior Notes provides that the Company may not declare or pay any dividend or make certain other payments or take certain other actions (collectively,'Restricted Payments') unless the aggregate amount of all Restricted Payments declared or made after February 1, 1998 does not exceed the sum of (i) 50% of the Company's cumulative Consolidated Net Income (as defined in the indenture) since February 1, 1998 plus (ii) cash proceeds to the Company from certain issuances of capital stock of the Company plus (iii) $5.0 million.

Item 6.                 SELECTED FINANCIAL DATA

     The following selected financial data as of and for the years ended October 31, 1998, 1997, 1996, 1995 and 1994 have been derived from the consolidated financial statements of the Company which have been audited by BDO Seidman, LLP, independent certified public accountants. The following data should be read in conjunction with "ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements, and related notes included in "ITEM 8, Financial Statements and Supplementing Data" of this Annual Report on Form 10-K.

                          SELECTED FINANCIAL DATA
             (In thousands, except per share and unit amounts)

                                         Years Ended October 31,
                             -----------------------------------------------
                               1998     1997     1996      1995       1994
                             -------- -------- --------  --------   --------
Income Statement Data:
Total revenues               $536,040 $425,295 $332,088  $244,528   $224,459

Income before income taxes     28,370   21,899   13,701     9,536     12,179

Provision for income taxes     10,922    8,431    5,206     3,624      4,604

Income before extraordinary
  items and cumulative
  effect of change in
  accounting for income
  taxes                        17,448    13,468   8,495     5,912      7,575
Extraordinary items and
  cumulative effect of change
  in accounting for income
  taxes                        (2,612)                                 1,332
Net income                   $ 14,836 $ 13,468 $  8,495  $  5,912   $  8,907
                             ======== ======== ========  ========   ========
Income per share before
  extraordinary items and
  cumulative effect of
  change in accounting for
  income taxes
    Basic                    $   1.75 $   1.94 $   1.23  $    .86   $   1.13
    Diluted                  $   1.70 $   1.58 $   1.03  $    .74   $    .96
(Loss) income per share from
  extraordinary items and
  cumulative effect
  of change in accounting
  for income taxes
    Basic                    $   (.26)                              $    .20
    Diluted                  $   (.25)                              $    .15
Net income per share
    Basic                    $   1.49 $   1.94 $   1.23   $    .86  $   1.33
    Diluted                  $   1.45 $   1.58 $   1.03   $    .74  $   1.11

Cash dividends               $  1,617 $  1,109 $  1,109   $  1,109  $  1,066
                             ======== ======== ========   ========  ========
Weighted average number
  of outstanding shares
    Basic                       9,974    6,931    6,929      6,908     6,674

    Diluted                    10,578    9,246    9,251      9,132     8,817

Selected Operating Data:
Deliveries (in units)           2,605    1,992    1,567      1,137     1,225
Backlog at end of period (a)
    Units                       1,621      869    1,016        804       560
    Aggregate sales value    $324,000 $174,000 $210,300   $161,900  $108,200

                                       SELECTED FINANCIAL DATA
                                            (Continued)

                                              October 31,
                            ------------------------------------------------
                               1998     1997      1996      1995       1994
                            -------- --------  --------  --------   --------
Balance Sheet Data:
Inventories (b)             $352,620 $230,108  $220,564  $198,664   $138,428

Total assets                 431,428  288,412   284,789   251,918    188,913

Borrowings                   205,137  152,064   152,117   147,454     99,428

Total shareholders' equity   161,724   93,180    81,492    74,106     66,303



(a) See Item 7, Management's Discussion and Analysis of Financial Condition and Operations - Overview.

(b)        See Note 2 of Notes to the Company's consolidated Financial
           Statements.

NOTE: The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings per Share. For further discussion of earnings per share and the impact of Statement No. 128, see Notes to Consolidated Financial Statements beginning on page 32.


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning anticipated operating results, financial resources, growth and expansion. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed therein. These risks and uncertainties include local, regional and national economic conditions, the effects of governmental regulation, the competitive environment in which the Company operates, fluctuations in interest rates, changes in home prices, the availability and cost of land for future growth, the availability of capital, the availability and cost of labor and materials, and weather conditions. The following discussion also should be read in conjunction with the information set forth in "Item 6. Selected Financial Data" and the Company's Consolidated Financial Statements and related notes included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.



     General. The following table sets forth for the years indicated certain items of the Company's Consolidated Financial Statements expressed as a percentage of the Company's total revenues:

                                         Percentage of Total Revenues
                                            Year Ended October 31,
                                        ------------------------------
                                        1998         1997         1996
                                        ----         ----         ----
Sales of homes                          93.5%        95.1%        91.5%
Sales of land                            2.6          1.8          5.3
Rent and other                            .5           .4           .5
Financial services income                3.4          2.7          2.7
                                        ----         ----         ----
     Total                              100%         100%         100%
                                        ====         ====         ====

Cost of sales-homes                     79.5         81.2         78.5
Cost of sales-land                       2.4          1.7          4.7
Selling, marketing,
 general and administrative expenses     9.9          9.3          9.6
Income before income taxes               5.3          5.1          4.1
Net income before extraordinary items    3.3          3.2          2.6









The following tables set fourth information relating to homes closed, new sales contracts and sales backlog by operating division for fiscal years 1998, 1997 and 1996:

                                            Year Ended October 31,
                           -------------------------------------------------
                                  1998            1997              1996
                           ---------------  ---------------  ---------------
Homes Closed               Closed  Percent  Closed  Percent  Closed  Percent
------------               ------  -------  ------  -------  ------  -------
South Florida                 756    29.0%     847    42.4%     624    39.8
Central Florida               484    18.5      386    19.4      343    21.9
West Coast Florida            257     9.9       84     4.2       66     4.2
Dallas, TX                    221     8.5      173     8.7      107     6.8
Denver, CO                    414    15.9      334    16.8      269    17.2
Virginia/Maryland             148     5.7      103     5.2      102     6.5
Raleigh, NC                    59     2.3       64     3.2       56     3.6
Atlanta, GA                    32     1.2
Phoenix, AZ                   234     9.0        1      .1
                           ------  -------  ------  -------  ------  -------
Total                       2,605     100%   1,992     100%   1,567     100%
                           ======  =======  ======  =======  ======  =======


                                          Year Ended October 31,
                                           (Dollars in thousands)
                           -------------------------------------------------
                                  1998            1997              1996
                           ---------------  ---------------  ---------------
                            Sold   Dollars   Sold   Dollars   Sold   Dollars
                           -----   -------  -----   -------  -----  --------
New Sales Contracts
-------------------
South Florida                781  $156,400    628  $135,100    643  $141,200
Central Florida              695   131,000    365    69,200    378    70,500
West Coast Florida           327    53,800    153    25,400     81    12,200
Dallas, TX                   299    47,300    148    23,800    179    30,200
Denver, CO                   535   109,700    346    67,800    318    59,600
Virginia/Maryland            198    49,000    110    27,600    111    24,700
Raleigh, NC                   75    14,200     37     7,700     69    14,000
Atlanta, GA                   51     8,200
Phoenix, AZ                  396    81,400     58    11,500
                           -----  --------  -----  --------  -----  --------
Total                      3,357  $651,000  1,845  $368,100  1,779  $352,400
                           =====  ========  =====  ========  =====  ========









                                         Year Ended October 31,
                                         (Dollars in thousands)
                           -------------------------------------------------
                                  1998            1997              1996
                           ---------------  ---------------  ---------------
                           Homes   Dollars  Homes   Dollars  Homes   Dollars
                           -----   -------  -----   -------  -----   -------
Sales Backlog
-------------
South Florida                365   $78,000    340  $ 72,600    559  $126,500
Central Florida              355    71,100    144    28,400    165    31,000
West Coast Florida           178    29,300    108    18,000     39     5,800
Dallas, TX                   141    23,400     63     9,900     90    14,500
Denver, CO                   221    45,600    100    19,400     86    15,700
Virginia/Maryland             91    21,500     41    10,900     34     8,000
Raleigh, NC                   32     6,000     16     3,400     43     8,800
Atlanta, GA                   19     3,300
Phoenix, AZ                  219    45,800     57    11,400
                           -----  --------    ---  --------  -----  --------
Total                      1,621  $324,000    869  $174,000  1,016  $210,300
                           =====  ========    ===  ========  =====  ========

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

     The Company's backlog increased approximately 86.2% or $150.0 million from October 31, 1997 to October 31, 1998 primarily as a result of increased sale activities in the all homebuilding divisions.


Results of Operations

Year Ended October 31, 1998 Compared to Year Ended October 31, 1997.

     The Company's revenues from home sales during fiscal 1998 increased
$96.6 million (or 23.9%) compared to fiscal 1997.   The number of homes
delivered by the Company increased 30.8% (to 2,605 from 1,992) and the average selling price of homes delivered decreased 5.4% (to $192,000 from $203,000). The increase of revenues and homes delivered is primarily attributable to the improved sales activity in all homebuilding divisions as compared to fiscal 1997. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.


     The Company's revenues from land sales increased approximately $6.3 million (or 82.4%) during fiscal 1998 as compared to fiscal 1997 primarily as a result of an increase in commercial land sales at Pembroke Falls.

     Cost of home sales increased approximately $80.8 million (or 23.4 %) compared to fiscal 1997, primarily due to the related increase in home sales. Cost of home sales as a percentage of home sales decreased to 85.0% from 85.4% as a result of the product mix of homes delivered.

     Cost of land sales increased approximately $5.8 million (or 81.4%) during fiscal 1998 as compared to fiscal 1997, primarily as a result of the increase in land sales. Costs of land sales as a percentage of land sales was consistent with fiscal 1997.

     The Company's selling, marketing, general and administrative ("S,G&A") expenses increased approximately $13.2 million (or 33.3%) during fiscal 1998 as compared to fiscal 1997, primarily as a result of selling costs associated with the greater number of homes closed. S, G & A expenses as a percentage of total revenues increased from 9.3% in fiscal 1997 to 9.9% in fiscal 1998, primarily due to an increase in selling expenditures related to an increase in the number of residential subdivisions.

     Financial services income increased $2.8 million during fiscal 1998 as compared to fiscal 1997. This increase in income is due to increases in both mortgages originated and title policies written during 1998. The increase in mortgage origination fees is directly attributable to the increase in home sales. The increase in title policies written related primarily to new and existing home sales, mortgage refinancings and opening of additional offices.

     Fiscal 1998 income before income taxes increased $6.5 million
(or 30.0%) as compared to fiscal 1997, primarily due to the increase in revenues from home sales and financial services.

Year Ended October 31, 1997 Compared to Year Ended October 31, 1996.

     The Company's revenues from home sales during fiscal 1997 increased $100.4 million (or 33.0%) compared to fiscal 1996. The number of homes delivered by the Company increased 27.1% ( to 1,992 from 1,567) and the average selling price of homes delivered increased 4.6% (to $203,000 from $194,000). The increase of revenues and homes delivered is primarily attributable to a higher percentage of backlog being delivered during fiscal 1997. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

     The Company's revenues from land sales decreased approximately $9.9 million (or 56.3%) during fiscal 1997 as compared to fiscal 1996 primarily as a result of a decrease in the amount of commercial and multi-family land sales at Pembroke Falls in fiscal 1997.

     Cost of home sales increased approximately $84.6 million (or 32.5%) compared to fiscal 1996, primarily due to the related increase in home sales revenues. Cost of home sales as a percentage of home sales decreased to 85.4% from 85.7% as a result of the product mix of homes delivered.

     Cost of land sales decreased approximately $8.5 million (or 54.5%) during fiscal 1996, primarily as a result of the decrease in land sales. Cost of land sales as a percentage of land sales increased to 92.3% from 88.7%, which was primarily attributable to lower margin single family lots available for sale. Margins from land sales at Pembroke Falls in fiscal 1997 were comparable to fiscal 1996.

     The Company's S,G&A expenses increased approximately $7.7 million (or 24.2%) during fiscal 1997 as compared to fiscal 1996, primarily as a result of variable selling costs associated with the greater number of homes closed and an increase in selling expenditures related to an increase in the number of residential subdivisions. S,G & A expenses as a percentage of total revenues decreased from 9.6% in fiscal 1996 to 9.3% in fiscal 1997, primarily due to certain economies of scale.

     Fiscal 1997 income before income taxes increased $8.2 million (or 59.8%) as compared to fiscal 1996, primarily due to the increase in home sales revenues.


Liquidity and Capital Resources

     General. The Company's financing needs are provided by cash flows from operations, unsecured bank borrowings and from time to time the public debt and equity markets.

     Cash flow from operations, before inventory additions, has improved as a result of increased revenue from all homebuilding divisions. The Company anticipates that cash flow from operations before inventory additions will continue to increase in fiscal year 1999 as a result of increased new home deliveries.

     During fiscal 1998, the Company called for the early redemption of the 1993 Notes. Approximately $14.6 million aggregate principal amount of the 1993 Notes were redeemed and the remaining $15.4 million principal amount of the 1993 Notes were converted by the holders thereof into 1,100,129 shares of the Company's Common Stock.

     On February 2, 1998, the Company consummated an underwritten public offering of 3,105,000 shares (including 405,000 shares issued pursuant to an overallotment option) of the Company's Common Stock and an underwritten public offering of $100,000,000 aggregate principal amount of 9 1/4% Senior Notes due 2008 ("New Notes"). The net proceeds to the Company from these offerings was approximately $137.2 million. The Company used the net proceeds to repay amounts outstanding under certain of the Company's homebuilding and mortgage company subsidiary lines of credit and for general corporate purposes.

     On May 28, 1998, the Company entered into a $170 million unsecured revolving credit agreement (the" Credit Facility") with various banks. Borrowings under the Credit Facility bear interest at a fluctuating rate based upon the prime rate, the federal funds rate or LIBOR. All outstanding borrowings under the Credit Facility are due in May 2001. Under the terms of the agreement the Company may request, and the banks shall make an annual determination as to whether or not to extend the maturity of the commitment by one year. The terms of the Credit Facility contain restrictive covenants which require the Company, among other things, to maintain a minimum net worth and maintain certain financial ratios. The agreement also places limitations on the amount of additional indebtedness that may be incurred by the Company, limitations on acquisitions and certain types of inventories and dividends. The Company's subsidiaries are guarantors for the Company's obligations under the Credit Facility. Available borrowings under the Credit Facility are limited to certain percentages of finished lots, construction costs, land and land under development.

     In June 1998, the Company sold $50,000,000 aggregate principal amount of 9-1/4% Series B Senior Notes due 2008 (the "Series B Notes") in a transaction not registered under the Securities Act of 1933, as amended, at a price to investors of 98.5% of the principal amount thereof. The net proceeds to the Company from such sale were approximately $48.0 million.
The Company used the net proceeds primarily to redeem all of the $40 million aggregate principal amount of its 11-3/4% Senior Notes due 2000 outstanding at a price of 105.875% of the principal amount thereof and the remainder to repay outstanding amounts under the Credit Facility. On August 24, 1998, the Company completed an exchange of the Series B Notes and substantially all of the New Notes for approximately $150,000,000 aggregate principal amount of 9-1/4% Series C Senior Notes due 2008.

     In June 1998 Moody's Rating Group upgraded the Company's $150 million senior notes to B1.

    At October 31, 1998, the Company had outstanding borrowings of approximately $205.1 million and $5.0 million of letters of credit outstanding. The Company believes that funds generated from operations and expected borrowing availability under the Credit Facility will be sufficient to fund the Company's working capital requirements during fiscal 1999, with the exception of major land acquisitions, if any. For a further description of the Company's borrowings, see Note 4 of the Company's Consolidated Financial Statements.

     In addition, PHMC has a warehouse line of credit for $40.0 million which is guaranteed by the Company. At October 31, 1998 the outstanding balance was $25.8 million to service origination of mortgage loans. The Company believes that this line is sufficient for its mortgage banking operation for the 1999 fiscal year. For further description of PHMC's warehouse line see Note 3 of the Company's Consolidated Financial Statements.

     Land Acquisition. The Company is continually exploring opportunities to purchase parcels of land for its homebuilding operations and is, at any given time, in various stages of proposing, making offers for, and negotiating the acquisition of various parcels, whether outright or through options. The Company has continued to increase its land development and construction activities in response to current and anticipated demand and expects to pursue additional land acquisition and development opportunities in the future.

     Debt Service. Scheduled and estimated maturities of the Company's borrowings aggregate approximately $7.1 million during fiscal 1999. The Company anticipates that it will fund the maturities of its debt and required expenditures relating to its developments primarily with cash flow from operations and existing credit lines. See Note 4 of Notes to the Company's Consolidated Financial Statements.

     Management does not anticipate that PHMC's expansion of its operation will significantly impact liquidity because the mortgages are generally sold within a short period of time after their origination to the Federal National Mortgage Association (FNMA) or other qualified investors.
PHMC has established the capability to retain the servicing of loans, however, during fiscal 1998 all servicing rights were sold.



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

Year 2000 Issues

     The Company conducts its business primarily with commercial software provided by third party vendors. After an analysis of the Company's exposure to the impact of year 2000 issues, management believes that such commercial software is substantially year 2000 compliant and expects the cost of addressing remaining year 2000 issues to be less than $10,000. As part of its assessment, Company management has been evaluating year 2000 compliance by those with whom it does business and to date has not discovered any year 2000 problems with significant counterparties that it believes are reasonably likely to have a material adverse effect upon the Company. However, no assurances can be given that potential year 2000 problems at those with whom the Company does business will not occur, and if these occur, consequences to the Company will not be material.


New FASB Pronouncements:

     During 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 replaced the existing methodology for calculating and presenting earnings per share. Under SFAS No. 128, primary earnings per share has been replaced with a presentation of basic earnings per share and fully diluted earnings per share has been be replaced with diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shares outstanding for the period by the weighted average of common shares outstanding. Diluted earnings per share is computed similarly to fully diluted earnings per share in accordance with the Accounting Principles Board ("APB") Opinion No. 15. The impact of the adoption of SFAS No. 128 has not been material.

     SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate the resources and in assessing performance.

     Both SFAS No. 130 and No. 131 were issued in June 1997 and were adopted by the Company in 1998. The adoption of these statements did not impact the Company's financial statement disclosures.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement applies to all entities and is effective for all fiscal quarters of the fiscal years beginning after June 15, 1999. The Company did not engage in derivative instruments or hedging activities in any periods presented in the consolidated financial statements.






























Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               Page
                                                               ----

Report of Independent Certified Public Accountants               26

Consolidated Balance Sheets
  as of October 31, 1998 and 1997                                27

Consolidated Statements of Income
  For the Years Ended October 31, 1998, 1997 and 1996            28

Consolidated Statements of Shareholders' Equity
  For the Years Ended October 31, 1998, 1997 and 1996            30

Consolidated Statements of Cash Flows
  For the Years Ended October 31, 1998, 1997 and 1996            31

Notes to Consolidated Financial Statements                       32

Consolidated Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts                  51

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Shareholders' and Board of Directors
Engle Homes, Inc.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Engle Homes,Inc., and subsidiaries as of October 31, 1998 and 1997 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1998. We have also audited Schedule II, Valuation and Qualifying Accounts listed in the accompanying index. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Engle Homes, Inc. and subsidiaries at October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.



Miami, Florida                               BDO SEIDMAN, LLP
November 10, 1998

                      ENGLE HOMES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                                    October 31,
                                               --------------------
                                                 1998        1997
                                               --------    --------
                     ASSETS
CASH
  Unrestricted                                 $ 20,041    $ 15,565
  Restricted                                      1,074         981
INVENTORIES                                     352,620     230,108
PROPERTY AND EQUIPMENT, net                       4,339       2,623
OTHER ASSETS                                     19,925      15,803
GOODWILL, net of accumulated
amortization of $1,485 and $1,149, respectively   5,291       5,627
DEFERRED TAX ASSET                                2,368       3,176
MORTGAGE LOANS HELD FOR SALE                     25,770      14,529
                                               --------    --------
   TOTAL ASSETS                                $431,428    $288,412
                                               ========    ========
             LIABILITIES
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES       $ 26,570    $ 21,167
CUSTOMER DEPOSITS                                12,227       7,472
BORROWINGS                                       55,856      82,064
SENIOR NOTES PAYABLE, (net of unamortized
  discount of $719 in 1998 and including
  $5,390 to related parties in 1997)            149,281      40,000
CONVERTIBLE SUBORDINATED NOTES                               30,000
FINANCIAL SERVICE BORROWINGS                     25,770      14,529
                                               --------    --------
   TOTAL LIABILITIES                           $269,704    $195,232
                                               --------    --------


             SHAREHOLDERS' EQUITY

PREFERRED STOCK, $.01 par,
shares authorized 1,000,000;  none issued
COMMON STOCK, $.01 par shares authorized
25,000,000; issued and outstanding
11,169,237 and 6,931,693, respectively              112          69
ADDITIONAL PAID-IN CAPITAL                      103,134      47,852
RETAINED EARNINGS                                58,478      45,259
                                               --------    --------
   TOTAL SHAREHOLDERS' EQUITY                   161,724      93,180
                                               --------    --------

                                               $431,428    $288,412
                                               ========    ========

          See accompanying notes to consolidated financial statements

        >

                     ENGLE HOMES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                          For the Year Ended October 31,
                                      --------------------------------------
                                        1998           1997           1996
                                      --------       --------       --------
REVENUES
Sales of homes                        $501,009       $404,407       $303,972
Sales of land                           14,019          7,685         17,571
Rent and other                           2,799          1,513          1,485
Financial services                      18,213         11,690          9,060
                                      --------       --------       --------
                                       536,040        425,295        332,088
                                      --------       --------       --------
COSTS AND EXPENSES
Cost of sales-homes                    426,054        345,295        260,651
Cost of sales-land                      12,867          7,095         15,589
Selling, marketing, and
  general and administrative            52,815         39,620         31,906
Depreciation and amortization            3,162          2,374          2,977
Financial services                      12,772          9,012          7,264
                                      --------       --------       --------
                                       507,670        403,396        318,387
                                      --------       --------       --------
INCOME BEFORE INCOME TAXES AND
EXTRAORDINARY ITEMS                     28,370         21,899         13,701
  Provision for income taxes            10,922          8,431          5,206
                                      --------       --------       --------
NET INCOME BEFORE EXTRAORDINARY ITEMS   17,448         13,468          8,495

  Loss on extinguishments of debt,
  net of income taxes of $1,636         (2,612)
                                      --------       --------       --------
NET INCOME                            $ 14,836       $ 13,468       $  8,495
                                      ========       ========       ========
Net income per share before
extraordinary items
  Basic                                   1.75           1.94           1.23
  Diluted                                 1.70           1.58           1.03

Extraordinary items
  Basic                                  (0.26)
  Diluted                                (0.25)

Net income per share
  Basic                                   1.49           1.94           1.23
  Diluted                                 1.45           1.58           1.03

Shares used in earnings per
share calculations
  Basic                                  9,974          6,931          6,929
  Diluted                               10,578          9,246          9,251

          See accompanying notes to consolidated financial statements

                      ENGLE HOMES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (in thousands, except share data)


                                Common Stock    Additional
                             -----------------   Paid-In   Retained
                              Shares    Amount   Capital   Earnings  Total
                             ---------- ------   -------   --------  -----
Amounts at October 31, 1995   6,929,200   $ 69    $48,523  $25,514  $74,106
 Net income                                                  8,495    8,495
 Dividends to Shareholders                                  (1,109)  (1,109)
                             ----------   ----    -------  -------  -------
Amounts at October 31, 1996   6,929,200   $ 69    $48,523  $32,900  $81,492
 Net income                                                 13,468   13,468
 Dividends to shareholders                                  (1,109)  (1,109)
 Distribution in connection
   with land purchase                                (694)             (694)

 Common Stock issued in
   connection with employee
   stock bonus plan               2,493                23                23
                             ----------   ----    ------- -------   -------
Amounts at October 31, 1997   6,931,693    $69    $47,852 $45,259   $93,180
 Net income                                                14,836    14,836
 Dividends to shareholders                                 (1,617)   (1,617)

 Issuance of common stock     3,105,000     31     39,481            39,512
 Common stock issued in
  connection with
  conversion of debt          1,100,129     11     15,391            15,402

 Common stock issued in
  connection with employee
  stock bonus plan               15,115               237               237

 Common stock issued in
  connection with exercise
  of stock options               17,300      1        173               174
                             ----------   ----    -------  ------   -------
Amounts at October 31, 1998  11,169,237    112    103,134  58,478   161,724
                             ==========   ====    =======  ======   =======










       See accompanying notes to consolidated financial statements

                           ENGLE HOMES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (dollars in thousands)
                                             For the Year Ended October 31,
                                             ------------------------------
                                               1998       1997       1996
                                             --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                  $ 14,836   $ 13,468   $  8,495
 Adjustments to reconcile net income to net
    cash provided by operating activities:
 Depreciation and amortization                  3,162      2,374      2,977
 Impairment loss                                  852      2,156      1,948
 Extraordinary loss on extinguishment of debt   2,612
 Deferred tax provision (benefit)                 808     (2,626)    (1,508)
 Employee stock compensation                      237         24
Change in assets and liabilities:
 (Increase) decrease in restricted cash           (93)     2,457        819
  Increase in inventories                    (123,364)   (11,700)   (23,848)
 (Increase) decrease in other assets           (2,133)     3,231     (5,396)
  Increase in mortgages held for sale         (11,241)    (1,523)    (6,533)
  Increase (decrease) in accounts payable and
    accrued expenses                            5,403     (5,003)    12,462
  Increase (decrease) in deposits               4,755     (4,532)     2,785
  Increase in financial service borrowings     11,241      1,523      6,533
                                             --------   --------   --------
Net cash required by operating activities     (92,925)      (151)    (1,266)
                                             --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment          (3,951)    (1,282)      (707)
Proceeds from sale of property                               592      7,538
                                             --------   --------   --------
Net cash (required) provided by investing
    activities                                 (3,951)      (690)     6,831
                                             --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in borrowings                        196,378     47,510     94,872
Repayment of borrowings                      (222,555)   (47,563)   (90,209)
Proceeds from issuance of senior debt         145,875
Redemption of bonds                           (56,415)
Proceeds from issuance of common stock         39,512
Distributions to shareholders                  (1,617)    (1,803)    (1,109)
Proceeds from exercise of stock options           174
                                             --------   --------   --------
Net cash provided (required)
    by financing activities                   101,352     (1,856)     3,554
                                             --------   --------   --------
NET INCREASE (DECREASE) IN CASH                 4,476     (2,697)     9,119
CASH AT BEGINNING OF PERIOD                    15,565     18,262      9,143
                                             --------   --------   --------
CASH AT END OF PERIOD                        $ 20,041   $ 15,565   $ 18,262
                                             ========   ========   ========

             See accompanying notes to consolidated financial statements

                      ENGLE HOMES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Business:

     Engle Homes, Inc. and subsidiaries ("the Company") is engaged principally in the construction and sale of residential homes and land development. The Company's primary market is Florida with divisions in Dallas, Texas; Denver, Colorado; Virginia and Maryland; Raleigh, North Carolina; Phoenix, Arizona; and Atlanta, Georgia. Ancillary products and services to its residential home building include land sales to other builders, origination and sale of mortgage loans and title services. The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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



Inventories:

     Inventories are stated at the lower of cost or fair value. Inventories under development or held for development are stated at an accumulated cost unless such cost would not be recovered from the cash flows generated by future disposition. In this instance, such inventories are reserved at fair value.

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


Goodwill:

     The Company has classified the excess of cost over the fair value of the net assets of companies acquired in purchase transactions as goodwill. Goodwill is being amortized on a straight-line method over 20 years. Amortization charged to operations amounted to $336,550 in fiscal 1998, 1997 and 1996, respectively.

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

Selling and Marketing:

     Certain selling and marketing costs associated with residential projects are deferred and amortized as closings related to those sales occur and revenue is recognized. Deferred selling and marketing costs amounted to $1,300,000 at October 31, 1998. The Company amortized selling and marketing cost of $37,600,000, $27,800,000 and $22,100,000 in 1998, 1997 and 1996,
respectively.


Income Taxes:

     The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."



Earnings Per Share:

     Net income per share is based on the weighted average number of shares of Common Stock outstanding during each year, after giving effect to the convertible debt and stock options described in Notes 5 and 6. During 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 replaced the existing methodology for calculating and presenting earnings per share. Under SFAS No. 128, primary earnings per share has been replaced with a presentation of basic earnings per share and fully diluted earnings per share has been replaced with diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shares outstanding for the period by the weighted average of common shares outstanding. Diluted earnings per share is computed similarly to fully diluted earnings per share in accordance with the Accounting Principles Board ("APB") Opinion No. 15. The impact of the adoption of SFAS No. 128 has not been material.

Financial Instruments:

     The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate, and unless otherwise disclosed, the fair values of financial instruments approximate their recorded values.

Stock Based Compensation:

The Company recognizes compensation expense for its stock option incentive plans using the intrinsic value method of accounting. Under the terms of the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date, or other measurement date, over the amount an employee must pay to acquire the stock.

New Accounting Pronouncements:


     SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131"), which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate the resources and in assessing performance.

     Both SFAS No. 130 and No. 131, issued in June 1997, were adopted by the Company in 1998. The adoption of these statements did not impact the Company's financial statement disclosures.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement applies to all entities and is effective for all fiscal quarters of the fiscal years beginning after June 15, 1999. The Company did not engage in derivative instruments or hedging activities in any periods presented in the consolidated financial statements.

Financial Statement Reclassifications:

     Certain amounts reflected in the consolidated financial statements for the years ended October 31, 1997 and 1996 have been reclassified to conform to the presentation for the year ended October 31, 1998.


NOTE 2 INVENTORIES

Inventories consist of  (dollars in thousands):
                                                        October 31,
                                                    --------------------
                                                      1998        1997
                                                    --------    --------
Land and improvements for residential
 homes under development                            $269,044    $182,279
Residential homes under construction                  83,576      46,049
Land zoned for commercial development                              1,780
                                                    --------    --------
                                                    $352,620    $230,108
                                                    ========    ========

Included in inventory is the following (dollars in thousands):
                                       For the Year Ended October 31,
                                     ---------------------------------
                                       1998         1997         1996
                                     -------      -------      -------
Interest capitalized,
 beginning of period                 $16,378      $16,821      $13,092
Interest incurred and capitalized     17,757       15,623       15,272
Amortized to cost of sales - homes   (16,150)     (15,254)     (10,411)
Amortized to cost of sales - land     (1,659)        (812)      (1,132)
                                     -------      -------      -------
Interest capitalized, end of period  $16,326      $16,378      $16,821
                                     =======      =======      =======

Included in cost of sales - homes during the years ended October 31, 1998, 1997 and 1996 are impairment losses of $852,000, $2,200,000 and $1,900,000, respectively, to reduce certain projects under development to fair value.









NOTE 3  MORTGAGE COMPANY

     The mortgage company's activities include the origination, sale and servicing of residential mortgages. The mortgage company has established a $40.0 million line of credit at LIBOR plus 1.25% (6.94% at October 31, 1998), $10 million expiring December 1998 and $30 million expiring July 1999, to finance such mortgage originations. As of October 31, 1998 the balance outstanding under the line of credit was approximately $25.8 million. The following is a summary of the mortgage company's results of operations and financial position (dollars in thousands):

Preferred Home Mortgage Company
Income Statement Information
(dollars in thousands)
                                       For the Year Ended October 31,
                                     ----------------------------------
                                      1998           1997         1996
                                     ------        ------        ------
REVENUES
   Loan origination fees             $5,690        $3,556        $3,041
   Interest                             971           577           494
                                     -------       -------       ------
TOTAL REVENUES                        6,661         4,133         3,535
                                     =======       =======       ======
COSTS AND EXPENSES
   General and administrative         2,404         1,724         1,716
   Interest                             989           570           514
   Application processing costs         841           566           512
                                     ------        ------        ------
TOTAL EXPENSES                        4,234         2,860         2,742
                                     ------        ------        ------
   INCOME BEFORE TAXES               $2,427        $1,273        $  793
                                     ======        ======        ======
























Preferred Home Mortgage Company
Balance Sheet Information
(dollars in thousands)
                                                  October 31,
                                             --------------------
                                               1998         1997
                                             -------      -------
ASSETS
  CASH                                       $   289      $   102
  MORTGAGE LOANS HELD FOR SALE                25,770       14,529
  MORTGAGE LOANS RECEIVABLE                      141          171
  OTHER                                          989          559
  ADVANCES TO PARENT(a)                        3,762        1,877
                                             -------      -------
    TOTAL ASSETS                             $30,951      $17,238
                                             =======      =======
LIABILITIES AND EQUITY
  ACCOUNTS PAYABLE                           $   111      $    66
  NOTES PAYABLE                               25,770       14,529
                                             -------      -------
    TOTAL LIABILITIES                         25,881       14,595
SHAREHOLDER'S EQUITY                           5,070        2,643
                                             -------      -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $30,951      $17,238
                                             =======      =======

(a) Certain intercompany transactions and balances are eliminated in consolidation and have no effect on consolidated earnings or equity.

NOTE 4   BORROWINGS (dollars in thousands)
     Borrowings consist of:
                                                         October 31,
                                                    ---------------------
                                                     1998         1997
                                                    --------     --------
Unsecured borrowings from banks                     $ 45,000
Secured borrowings from banks                                    $ 80,516
Senior Notes due 2008, at 9.25%                      150,000
Senior Notes due 2000, at 11 3/4%                                  40,000
Convertible Subordinated Notes due 2003,
  at 7%                                                            30,000
Mortgages and other debt at interest rates
  ranging from 6% to 9%, maturing through 2001        10,856        1,548
Unamortized discount                                    (719)
                                                    --------     --------
                                                    $205,137     $152,064
                                                    ========     ========

     On May 28, 1998, the Company entered into a $170 million unsecured revolving credit agreement (the"Credit Facility") with various banks. Borrowings under the Credit Facility generally bear interest at a fluctuating rate based upon the prime rate, the federal funds rate or LIBOR. All outstanding borrowings under the Credit Facility are due in May 2001. Under the terms of the agreement the Company may request, and the banks shall make an annual determination as to whether or not to extend the maturity of the commitment by one year. Available borrowings under the Credit Facility are limited to certain percentages of finished lots, construction costs, land and land under development.

     The weighted average interest rate of the Company's bank borrowings was 7.8% and 8.4% at October 31, 1998 and 1997, respectively.

     During 1998, the Company redeemeded approximately $14.6 million aggregate principal amount of the 7% Convertible Subordinated Notes due 2003 (the "1993 Notes") and the remaining $15.4 million principal amount of the 1993 Notes were converted by the holders thereof into 1,100,129 shares of the Company's Common Stock.

     On February 2, 1998, the Company consummated an underwritten public offering of 3,105,000 shares of the Company's Common Stock and an underwritten public offering of $100,000,000 aggregate principal amount of 9 1/4% Senior Notes due 2008 ("New Notes"). The net proceeds to the Company from these offerings was approximately $137.2 million. A portion of such proceeds were used to repay the Company's secured bank borrowings.

     In June 1998, the Company sold $50,000,000 aggregate principal amount of 9-1/4% Series B Senior Notes due 2008 (the "Series B Notes") in a transaction not registered under the Securities Act of 1933, as amended, at a price to investors of 98.5% of the principal amount thereof. The net proceeds to the Company from such sale were approximately $48.0 million.
The Company used the net proceeds primarily to redeem all of the $40 million aggregate principal amount of its 11-3/4% Senior Notes due 2000 outstanding at a price of 105.875% of the principal amount thereof and the remainder to repay outstanding amounts under the Credit Facility. On August 24, 1998, the Company completed an exchange of the Series B Notes and substantially all of the New Notes for approximately $150,000,000 aggregate principal amount of 9-1/4% Series C Senior Notes due 2008.

     Maturities of borrowings are as follows:

                  Year Ended October 31,
                       1999                     $  4,907
                       2000                        2,250
                       2001                       48,699
                       2002
                       2003
                 Thereafter                      149,281
                                                --------
                                                $205,137
                                                ========

     The aggregate fair market value of the $150 million senior notes, based upon their quoted market price as of October 31, 1998, was approximately $140,625. All other borrowings, due to their relative short-term maturity, approximate fair market value as of October 31, 1998.

     The Company's loan agreements contain restrictive covenants which require the Company to, among other things, maintain a minimum net worth and maintain certain financial ratios. The Company's loan agreements also limit the amount of dividends that the Company may pay in any fiscal quarterly period to no more than 50% of the Company's Consolidated Net Income, as defined, for such period and that the aggregate amount of dividends and certain other payments made after February 1, 1998 does not exceed the sum of 50% of the Company's cumulative Consolidated Net Income since February 1, 1998 plus cash proceeds to the Company from certain issuances of capital stock of the Company plus $5.0 million. Certain of such loans also provide that the lender may, at its option, accelerate such loans as a result of, among other things, a material adverse change in the Company's financial position or results of operations.

     The Senior Notes and the Credit Facility are guaranteed by all of the Company's subsidiaries on a full, unconditional, joint and several basis. The financial statements of the subsidiary guarantors are omitted as management has determined that separate financial statements and other disclosures concerning the subsidiaries would not be meaningful to investors.

     Summarized financial information of guarantor subsidiaries are as follows (dollars in thousands):

October 31, 1998
                                Engle     Guarantor
                                Homes,    Subsidi-  Eliminating
                                Inc.      aries     Entries     Consolidated
                                --------  --------  ----------  ------------
Total Assets                    $239,225  $421,275  $(229,072)      $431,428
Total Liabilities                189,333   309,443   (229,072)       269,704
Total Revenues                     7,430   528,610                   536,040
Cost of Sales Homes and Land       6,387   432,534                   438,921
Net (Loss) Income                (12,096)   26,932                    14,836

October 31, 1997

Total Assets                     176,252   247,966   (135,806)      $288,412
Total Liabilities                184,221   146,817   (135,806)       195,232
Total Revenues                    46,299   378,996                   425,295
Cost of Sales Homes and Land      58,506   293,884                   352,390
Net Income                         3,238    10,230                    13,468

October 31, 1996

Total Assets                     122,080   239,402    (76,693)      $284,789
Total Liabilities                124,945   155,045    (76,693)       203,297
Total Revenues                    38,985   293,103                   332,088
Cost of Sales Homes and Land      34,722   241,518                   276,240
Net (Loss) Income                 (2,846)   11,341                     8,495











NOTE 5  EARNINGS PER SHARE

     During the first quarter of fiscal 1998, the Company adopted SFAS No.
128, "Earnings Per Share."  As a result, all previously reported earnings per share data has been restated to conform with SFAS No. 128.  Basic and diluted earnings per share before extraordinary items are calculated as follows:
                                                   For the Years Ended
                                                        October 31,
                                              ---------------------------
                                                1998       1997     1996
                                              -------    -------   ------
Basic:
  Income before
  extraordinary items                         $17,448    $13,468   $8,495

  Weighted average number of
  shares outstanding                            9,974      6,931    6,929
                                              -------    -------   ------
  Basic earnings per share                       1.75       1.94     1.23
                                              =======    =======   ======
Diluted:
  Income before
  extraordinary items                          17,448     13,468    8,495

  Interest on 7% convertible
  debentures reflected in cost
  of sales, net of tax effect                     506      1,114    1,071
                                              -------    -------   ------
  Income before extraordinary items
  applicable to diluted common shares         $17,954    $14,582   $9,566
                                              =======    =======   ======

Weighted average number of
common shares outstanding                       9,974      6,931    6,929

Contingently issuable shares                                          179

Weighted average shares
issuable from assumed
exercise of 7% convertible
debentures                                        411      2,143    2,143

Options to acquire common stock                   193        172
                                               ------      -----   ------
Diluted weighted average
common shares outstanding                      10,578      9,246    9,251
                                               ------      -----   ------
Diluted earnings per share before
extraordinary items                            $ 1.70     $ 1.58   $ 1.03
                                               ======      =====   ======







NOTE 6  STOCK BASED COMPENSATION

     At October 31, 1998, the Company has a fixed stock option plan which is described below. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the Plan.

Under APB Opinion 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

     Under the 1991 Stock Option Plan ("the Plan" ), as amended, options were authorized to be granted to purchase 1,000,000 common shares of the Company's stock at not less than the fair market value at the date of the grant. Options expire ten years from the date of grant, and typically vest evenly over a five year period.

     SFAS Statement No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost associated with options granted under the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS Statement No.
123. During the year ended October 31, 1998, the Company granted 300,000 options to purchase shares of the Company's common stock at $13.75, the closing price on the date of grant. There were no options granted during the year ended October 31, 1997. The Company' s pro forma net income and income per share under the accounting provisions of SFAS Statement No. 123 did not materially differ from the reported amounts and are presented below.

Year ended October 31, 1998

     Net income, as reported                        $14,836
     Estimated stock compensation costs                (187)
                                                    -------
     Pro forma net income                           $14,649
                                                    =======
     Pro forma net income per share - Basic         $  1.47
     Pro forma net income per share - Diluted       $  1.43

The Black-Scholes method was used to compute the pro forma amounts presented above, utilizing the weighted average assumptions summarized below. The weighted average fair value of options granted was $6.80 for the year ended October 31, 1998.

     Risk-free interest rate                          5.56%
     Volatility %                                    46.50%
     Expected life (in years)                        7 years
     Dividend yield rate                              1.00%














     A summary of the status of the Plan as of October 31, 1998 and 1997, and changes during the years then ended on those dates are presented below:
                         As of              As of              As of
                   October 31, 1998     October 31, 1997    October 31, 1996
                   ----------------     ----------------    ----------------
                         Weighted               Weighted           Weighted
                          Average                Average            Average
                          Exercise               Exercise           Exercise
                   Shares  Price       Shares     Price              Price
                   ------- ------      -------   ------     ------- --------
Outstanding at
 beginning of year 612,500 $10.77      612,500   $10.77     630,000   $10.81
Granted            300,000  13.75                             5,000     9.00
Exercised          (17,300) 10.07
Forfeited                                                   (22,500)  $11.50
                   ------- -----       -------   ------     -------   ------
Outstanding at
 end of year       895,200 $11.81      612,500   $10.77     612,500   $10.77
                   ======= ======      =======   ======     =======    =====
Options exercisable
 at year-end       531,160  11.05      508,000   $11.10     392,000   $11.20
Weighted average
 fair value of
 options granted
 during the year   300,000   6.80                             5,000   $ 9.00

The following table summarizes information about fixed options outstanding at October 31, 1998:
Options Outstanding                                   Options Exercisable
----------------------------------------------------  ----------------------
                              Weighted
                              Average       Weighted               Weighted
                 Number       Remaining     Average   Number       Average
Range of         Outstanding  Contractual   Exercise  Exercisable  Exercise
Exercise Prices  at 10/31/98  Life          Price     at 10/31/98  Price
$9.00 to $11.50    595,200     4.1 years     $  10.83   531,160     $ 11.05


   $13.75          300,000     9.6 years     $  13.75      0           0

---------------  -----------  -----------   --------  -----------  --------

     During fiscal 1997 the Company established the 1997 Performance Bonus Plan (the "Bonus Plan"). In fiscal 1998, the Company amended the Bonus Plan to provide for the issuance of up to 250,000 shares at "Fair Market Value" to certain executives and employees of the Company. The Company issued 15,115 shares valued at approximately $237,000, and 2,493 shares valued at approximately $24,000 during fiscal year 1998 and 1997, respectively.



NOTE 7  INCOME TAXES

     The income tax provision in the consolidated statements of income consists of the following components(dollars in thousands):
                                For the Years Ended October 31,
                               ---------------------------------
                                 1998         1997         1996
                               -------      -------       ------
Current:
    Federal                     $8,657       $9,467       $5,734
    State                        1,457        1,589          981
                               -------      -------       ------
                               $10,114      $11,056       $6,715
                               -------      -------       ------
 Deferred:
    Federal                        691       (2,250)      (1,288)
    State                          117         (375)        (221)
                               -------       ------       ------
                                   808       (2,625)      (1,509)
                               -------       ------       ------
         Total                 $10,922       $8,431       $5,206
                               =======       ======       ======

     The provision for income taxes was different from the amount computed by applying the statutory rate due to the effect of state income taxes.

  Temporary differences which gave rise to deferred income tax assets and liabilities at October 31, 1998 and 1997 are as follows (dollars in thousands):
                                                        October 31,
                                                    --------------------
                                                      1998        1997
                                                    -------      -------

Deferred tax liabilities:
  Differences in reporting selling and
  marketing costs for tax purposes                  $ 1,131      $   818
  Other                                                 126           97
                                                    -------      -------
Gross deferred tax liabilities                      $ 1,257      $   915

Deferred tax assets:
  Inventory                                           2,670        2,822
  Property and equipment                                442          384
  Income recognized for tax purposes
  and deferred for financial reporting
  purposes                                              513          885
                                                    -------      -------
Gross deferred tax assets                             3,625        4,091
                                                    -------      -------
Net deferred tax asset                              $(2,368)     $(3,176)
                                                    =======      =======

NOTE 8  COMMITMENTS AND CONTINGENCIES

     The Company is subject to the normal obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of its business. The Company is committed under various letters of credit and performance bonds which are required for certain development activities, deposits on land and lot purchase contract deposits. Outstanding letters of credit and performance bonds under these arrangements totaled approximately $34.7 million at October 31, 1998.

     The Company and its subsidiaries occupy certain facilities, including the Company's headquarters in Boca Raton, Florida, under lease arrangements. Rent expense, net of sublease income, amounted to $331,749, $293,541, and $302,582 in fiscal 1998, 1997 and 1996, respectively. Future minimum rental commitments for operating leases with non-cancelable terms in excess of one year are $800,000 per year through 2006. Sublease income is derived primarily from tenants occupying space under month-to-month and annual leases.

     The Company has a defined contribution plan established pursuant to
Section 401(k) of the Internal Revenue Code. Employees contribute to the plan a percentage of their salaries, subject to certain dollar limitations, and the Company matches a portion of the employees' contributions. The Company's contribution to the plan for the years ended October 31, 1998, 1997, and 1996 amounted to $108,000, 93,000 and 61,000, respectively.

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






NOTE 9  QUARTERLY RESULTS FOR 1998 AND 1997 (unaudited)

     Quarterly results for the years ended October 31, 1998 and 1997  follow
(dollars in thousands, except share data):
1998                           1st           2nd          3rd         4th
                             Quarter       Quarter     Quarter     Quarter
                             --------      --------    --------    --------
Revenues                     $ 90,409      $124,343    $156,825    $164,463
Income before income taxes
and extraordinary items         4,709         6,047       8,168       9,446
Income before extraordinary
items                           2,896         3,719       5,023       5,810
Net income per share before
extraordinary items
 Basic                           0.42          0.35        0.45        0.52
 Diluted                         0.37          0.34        0.44        0.51
Shares used in earnings
 per share calculation:
   Basic                        6,976        10,634      11,152      11,166
   Diluted                      8,226        10,837      11,369      11,297

1997
Revenues                     $100,108      $105,120    $107,125    $112,942
Income before income taxes      4,618         4,999       5,856       6,426
Net Income                      2,840         3,074       3,602       3,952
Net income per share
 Basic                           0.41          0.44        0.52        0.57
 Diluted                         0.34          0.36        0.43        0.46
Shares used in earnings
 per share calculation:
   Basic                        6,929         6,929       6,930       6,931
   Diluted                      9,132         9,105       9,106       9,246

     Quarterly and year to date computation of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

NOTE 10   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                             For the Year Ended October 31,
                                             ------------------------------
                                               1998        1997      1996
                                             --------   --------   --------
   Interest paid                             $ 16,115   $ 15,623   $ 15,293
                                             ========   ========   ========
   Income taxes paid                         $ 10,950   $ 10,324   $  4,902
                                             ========   ========   ========





Non-Cash Investing and Financing Activities:

     During fiscal 1996 the Company sold certain commercial properties in exchange for cash of $7.5 million and notes receivable of $3.9 million.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

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
                 Reference is made to the index set forth in "ITEM 8, FINANCIAL STATEMENTS and SUPPLEMENTARY DATA" of this Annual
                 Report on Form 10-K.

            2.   Financial Statement Schedules:
                 Reference is made to the index set forth in "ITEM 8, FINANCIAL STATEMENTS and SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.

            3.   Exhibits:

                 The following exhibits are filed as part of this Annual Report on Form 10-K.

                 Exhibit
                   No.                     Description
                 -------
                   3.1 Registrant's Amended and Restated Articles of Incorporation, hereby incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-1 (File No. 33-58678).
                   3.2 Registrant's Amended and Restated Bylaws, hereby incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-1 (File No. 33-43305).
                   4.1 Specimen Stock Certificate for Registrant's Common Stock, hereby incorporated by reference to
                           Exhibit 4.1 of the Registrant's Registration
                           Statement on Form S-1 (File No. 33-43305).
                   4.2 Indenture, dated as of February 2, 1998, between the Registrant, the Guarantors named therein and the American Stock Transfer & Trust Company, as trustee, relating to the Registrant's 9-1/4% Senior Notes due 2008, hereby incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-2 (File No. 333-40741).
                   4.3 Indenture dated June 12, 1998, between the Registrant, the Guarantors named therein and the American Stock Transfer & Trust Company, as trustee, relating to the Registrant's 9-1/4% Series C Senior Notes due 2008, hereby incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-4 (File No. 333-59057).
                  10.1 Registrant's Third Amended and Restated 1991 Stock Option Plan (Compensatory Plan), hereby incorporated by reference to Exhibit A of Registrant's Proxy Statement for its 1998 Annual Meeting.

                  10.2 Indemnification Agreement between the Registrant and each of its directors and certain executive officers, hereby incorporated by reference to
                           Exhibit 10.2 of the Company's Registration
                           Statement of Form S-1 (File No. 33-58678).
                  10.3 Asset Purchase Agreement, dated May 13, 1994, among Engle Homes, Inc., Park Homes West, Inc. and David H. Feinberg, and Amendment No. 1 thereto, dated June 14, 1994, hereby incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K, dated June 28, 1994.
                  10.4 Registrant's Amended and Restated 1997 Bonus Performance Plan (Compensatory Plan), hereby incorporated by reference to Exhibit B of Registrant's Proxy Statement for its 1998 Annual Meeting.
                  10.5 Credit Agreement, dated as of May 28, 1998, by and among the Registrant, as Borrower, the Banks named therein, SunTrust Bank, South Florida, National Association, a national banking association, as Administrative Agent, and NationsBank, N.A., a national banking association, as Documentation Agent, hereby incorporated by reference to Exhibit 10.6 of the Registrant's Registration Statement on Form S-4 (File No. 333-59057).
                  21.1     Subsidiaries of the Registrant
                  23.1     Consent of BDO Seidman, LLP
                  27.1     Financial Data Schedule


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


                                            ENGLE HOMES, INC.

                                        By /s/ ALEC ENGELSTEIN
                                         ----------------------

                                         Alec Engelstein
                                      Chairman of the Board, President
Dated:  November 23, 1998               and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:


Signatures                  Title                                  Date


/s / ALEC ENGELSTEIN    Chairman of the Board,             November 23, 1998
--------------------    President and Chief
                        Executive Officer(Principal
                        Executive Officer)


/s/ DAVID SHAPIRO       Vice President-Finance, Chief      November 23, 1998
-----------------       Financial Officer and Director
David Shapiro           (Principal Financial Officer)

/s/ PAUL LEIKERT        Senior Vice President - Chief      November 23, 1998
----------------        Accounting Officer
Paul Leikert            (Principal Accounting Officer)

/s/ HARRY ENGELSTEIN    Executive Vice President,          November 23, 1998
--------------------    Chief Construction Officer
Harry Engelstein        and Director

/s/ JOHN A. KRAYNICK     Senior Vice President             November 23, 1998
--------------------     and Director
John A. Kraynick

/s/ HENRY H. FISHKIND    Director                          November 23, 1998
---------------------
Henry H. Fishkind

/s/ RONALD J. KORN       Director                          November 23, 1998
------------------
Ronald J. Korn

/s/ ALAN L. SHULMAN      Director                          November 23, 1998
-------------------
Alan L. Shulman
                               Exhibit 22.1


                      List of Registrant's Subsidiaries


Subsidiary Name                             State of Incorporation

Banyan Trails, Inc.                               Florida

Preferred Builders Realty, Inc.                   Florida

Engle Homes/Orlando, Inc.                         Florida

Preferred Home Mortgage Company                   Florida

St. Tropez At Boca Golf, Inc.                     Florida

Engle Homes/Palm Beach, Inc.                      Florida

Engle Homes/Broward, Inc.                         Florida

Engle Homes/Gulf Coast, Inc.                      Florida

Engle Homes/Texas, Inc.                           Florida

Engle Homes/Pembroke, Inc.                        Florida

Engle Homes/Virginia, Inc.                        Florida

Engle Homes/North Carolina, Inc.                  Florida

Universal Land Title, Inc.                        Florida

Engle Homes/Colorado Inc.                         Florida

Engle Homes/Lake Bernadette, Inc.                 Florida

Engle Homes/Southwest Florida                     Florida

Engle Homes/Arizona, Inc.                         Florida

Engle Homes/Atlanta, Inc.                         Florida

Greenleaf Homes, Inc.                             Florida

Pembroke Falls Realty, Inc.                       Florida

Engle Homes/Arizona Construction, Inc.            Arizona

Universal Land Title of Colorado, Inc.            Colorado

Biltmore South Corp                               Florida

Engle Homes/Jacksonville, Inc.                    Florida

Engle Homes Realty, Inc.                          Georgia





                                                               SCHEDULE II

                      ENGLE HOMES, INC AND SUBSIDIARIES
                      Valuation and Qualifying Accounts
                 Years ended October 31, 1998, 1997 and 1996
                           (amounts in thousands)


                               Balance   Additions
                                 at      charged to               Balance
                              beginning  costs and                at end
Description                    of year   expenses    Deductions   of year
----------------------------  ---------  --------   -----------   -------
Year ended October 31, 1998
     Valuation allowance        2,027        852       1,663       1,216


Year ended October 31, 1997
     Valuation allowance        1,948      2,156       2,077       2,027

Year ended October 31, 1996
     Valuation allowance                   1,948                   1,948