Form 10-Q
period 1999-01-31
ENGLE HOMES INC /FL
filed 1999-02-19
CIK 880034

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

(Mark One)

x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---- EXCHANGE ACT OF 1934

For the quarterly period ended         January 31, 1999
                                       ----------------
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
YES   x     NO
   ------      ------
Number of shares of common stock outstanding as of January 31, 1999: 11,190,796

                    PART I. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS

               ENGLE HOMES, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets
                    (dollars in thousands)
                                               January 31,  October 31,
                                                  1999         1998
                                               -----------  -----------
                                               (Unaudited)
                      ASSETS

CASH
  Unrestricted                                   $  17,351  $   20,041
  Restricted                                         1,475       1,074
INVENTORIES                                        358,291     352,620
PROPERTY AND EQUIPMENT, net                          5,873       4,339
OTHER ASSETS                                        24,289      22,293
GOODWILL                                             5,207       5,291
MORTGAGE LOANS HELD FOR SALE                        25,058      25,770
                                                 ---------  ----------
     TOTAL ASSETS                                $ 437,544   $ 431,428
                                                 =========  ==========

                    LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES         $  28,119   $  26,570
CUSTOMER DEPOSITS                                   12,442      12,227
BORROWINGS                                          56,391      55,856
SENIOR NOTES PAYABLE                               149,300     149,281
FINANCIAL SERVICES BORROWINGS                       25,058      25,770
                                                 ---------   ---------
     TOTAL LIABILITIES                           $ 271,310   $ 269,704
                                                 ---------   ---------

               SHAREHOLDERS' EQUITY

PREFERRED STOCK, $.01 par, share authorized
  1,000,000, none issued
COMMON STOCK, $.01 par, shares authorized
  25,000,000; issued and outstanding 11,190,796
  and 11,169,237, respectively                         112         112
ADDITIONAL PAID-IN CAPITAL                         103,386     103,134
RETAINED EARNINGS                                   62,736      58,478
                                                 ---------   ---------
     TOTAL SHAREHOLDERS' EQUITY                    166,234     161,724
                                                 ---------   ---------
                                                 $ 437,544   $ 431,428
                                                 =========   =========


See accompanying notes to condensed consolidated financial statements.


                         ENGLE HOMES, INC. AND SUBSIDIARIES
                         Consolidated Statements of Income
                                   (Unaudited)
                    (dollars in thousands, except per share data)
                                                            THREE MONTHS ENDED
                                                             JANUARY 31, 1999
                                                         ---------------------
                                                            1999       1998
                                                         ---------  ---------

REVENUES
  Sales of homes                                         $ 143,034  $  79,190
  Sales of land                                              1,399      7,361
  Rent and other                                             1,052        506
  Financial services                                         5,234      3,352
                                                         ---------  ---------
                                                           150,719     90,409
                                                         ---------  ---------
COSTS AND EXPENSES
  Cost of sales - homes                                    121,255     65,835
  Cost of sales - land                                       1,323      6,625
  Selling, marketing, general
  and administrative                                        15,483     10,096
  Depreciation and amortization                              1,165        529
  Financial services                                         3,830      2,615
                                                         ---------  ---------
                                                           143,056     85,700
                                                         ---------  ---------

INCOME BEFORE INCOME TAX                                     7,663      4,709
  Provision for income taxes                                 2,958      1,813
                                                         ---------  ---------
INCOME BEFORE EXTRAORDINARY ITEM                         $   4,705  $   2,896

  Loss on extinguishment of debt, net
  of income taxes                                                        (598)
                                                         ---------  ---------
NET INCOME                                               $   4,705  $   2,298
                                                         =========  =========
Net income per share
  Basic                                                  $    0.42  $    0.42
  Diluted                                                $    0.42  $    0.37

  Basic - extraordinary item                                         $   (0.09)
  Diluted - extraordinary item                                       $   (0.07)

  Basic                                                  $    0.42  $    0.33
  Diluted                                                $    0.42  $    0.30

Shares used in earnings per
share calculations
  Basic                                                     11,182      6,976
  Diluted                                                   11,313      8,226

See accompanying notes to condensed consolidated financial statements.

                      ENGLE HOMES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statement of Shareholders' Equity
                    For the Three Months Ended January 31, 1999
                                 (Unaudited)
                                (in thousands)


                          COMMON STOCK     ADDITIONAL
                         --------------     PAID-IN    RETAINED
                         SHARES  AMOUNT     CAPITAL    EARNINGS    TOTAL
                         ------  ------    ----------  --------- ---------

Amounts at
October 31, 1998         $11,169   $ 112    $ 103,134   $ 58,478  $161,724

  Net Income for the
  Three Months Ended
  January 31, 1999                                         4,705     4,705

  Dividends to
  Shareholders                                              (447)     (447)

  Common stock issued
  in connection with
  employee stock bonus
  plan                        11                  156                  156

  Common stock issued
  in connection with
  exercise of stock
  options                     10                   96                   96
                         -------  ------   ----------  --------- ---------
Amounts at
January 31, 1999         $11,190   $ 112    $ 103,386   $ 62,736  $166,234
                         =======  ======   ==========  ========= =========













See accompanying notes to condensed consolidated financial statements.

                      ENGLE HOMES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                              (dollars in thousands)
                                                          THREE MONTHS ENDED
                                                              JANUARY 31,
                                                       ----------------------
                                                          1999        1998
                                                       ----------  ----------

NET CASH REQUIRED BY OPERATING ACTIVITIES              $    (474)  $ (42,974)
                                                       ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net (acquisitions) dispositions of
   property and equipment                                 (2,420)       (455)
                                                       ----------  ----------
   Net cash required by investing activities              (2,420)       (455)
                                                       ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in borrowings                                  8,989      64,147
   Repayment of borrowings                                (8,434)    (14,124)
   Distribution to shareholders                             (447)       (278)
   Redemption of subordinated bonds                                  (14,966)
   Stock options exercised                                    96          10
                                                       ----------  ----------
   Net cash provided by
   financing activities                                      204      34,789
                                                       ----------  ----------
NET DECREASE IN CASH                                      (2,690)     (8,640)

CASH AT BEGINNING OF PERIOD                               20,041      15,565
                                                       ----------  ----------

CASH AT END OF PERIOD                                  $  17,351   $   6,925
                                                       ==========  ==========











See accompanying notes to condensed consolidated financial statements.




                    ENGLE HOMES, INC. AND SUBSIDIARIES

          Notes to Condensed Consolidated Financial Statements

NOTE 1  BASIS OF PRESENTATION AND BUSINESS

     These statements do not contain all information required by generally accepted accounting principles that are included in a full set of financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Engle Homes, Inc. and subsidiaries ("the Company") at January 31, 1999 and results of its operations and its cash flows for the period then ended and period ended January 31, 1998. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Form 10-K for the year ended October 31, 1998. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

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

NOTE 2 INVENTORIES  (dollars in thousands)
                                                       January 31,  October 31,
                                                         1999          1998
                                                       ---------    -----------
Land and improvements for residential homes
under development                                       $ 273,502     $ 269,044
Residential homes under construction                       84,789        83,576
                                                       ---------      ---------
                                                       $ 358,291      $ 352,620
                                                       =========      =========

NOTE 3 CAPITALIZATION OF INTEREST (dollars in thousands)
     Included in inventory is the following:
                                                         For the Three Months
                                                           Ended January 31,
                                                         --------------------
                                                            1999       1998
                                                         ---------  ---------
Interest capitalized,
beginning of period                                      $  16,326  $  16,378
Interest incurred and
capitalized                                                  4,695      3,973
Amortized to cost of sales - homes                           (4,147)    (3,060)
Amortized to cost of sales - land                             (  70)    (1,090)
                                                         ---------  ---------
Interest capitalized, end of period                       $ 16,804   $ 16,201
                                  6                      =========  =========


NOTE 4 SHAREHOLDERS' EQUITY

     On November 16, 1998, the Company declared a cash dividend of $.04 per share to shareholders of record on November 25, 1998, which was paid on December 17, 1998.


NOTE 5 - EARNINGS PER SHARE

     Basic and diluted earnings per share before extraordinary items are calculated as follows:
                                                  For the Three Months
                                                   Ended January 31,
                                                 1999           1998
                                               --------       --------
Basic:
Income before extraordinary items              $  4,705        $ 2,896
Weighted average number of common shares
outstanding                                      11,182             76
                                               --------       --------
Basic earnings per share                            .42            .42
                                               ========       ========

Diluted:
Income before extraordinary items                 4,705        $ 2,896
Interest on 7% convertible debentures
  reflected in cost of sales, net of
  tax effect                                                       164
                                               --------       --------
Income before extraordinary items
  applicable to diluted common shares          $  4,705        $ 3,060
                                               ========       ========


Weighted average number of common shares
outstanding                                      11,182          6,976
Weighted average shares issuable from assumed
  exercise of 7% convertible debentures                          1,060
Options to acquire common stock                     131            190
                                               --------       --------
Diluted weighted average common shares
outstanding                                      11,313          8,226
                                               --------       --------
Diluted earnings per share before
extraordinary items                                0.42           0.37
                                               ========       ========






Part 1 - Item II
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

     The following table sets forth for the periods indicated certain items of the Company's financial statements expressed as a percentage of the Company's total revenues:
                                                         For the Three
                                                         Months Ended
                                                          January 31,
                                                       -----------------
                                                        1999      1998
                                                       ------    -------
Total Revenues                                         100.0%    100.0%
Costs of home construction and
land sales                                              81.3      80.1
Selling, marketing, general and
administrative expense                                  10.3      11.2
Income before taxes                                      5.1       5.2

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
                                         January 31,
                                     (dollars in thousands)
                                  1999                     1998
                            ----------------         ----------------
                            Units    Dollars         Units   Dollars
                            -----  ---------         -----  ---------
South Florida                 371     80,000           315  $  63,900
Central Florida               428     86,100           163     32,900
West Coast Florida            161     26,000           123     21,100
Dallas, Texas                 123     21,000           103     15,800
Denver, Colorado              244     51,300           133     26,300
Virginia/Maryland             119     28,600            47     12,900
Raleigh, North Carolina        36      7,700            13      2,500
Atlanta, Georgia               25      4,400
Phoenix, Arizona              251     52,300           109     22,000
                            -----  ---------        ------  ---------
TOTAL                       1,758  $ 357,400         1,006  $ 197,400
                            =====  =========        ======  =========

     The increase in unit backlog at January 31, 1999 was due to a record 866 new homes sales during the three months ended January 31, 1999. This represents a 64% increase in the number of new home sales contracts signed, when compared with 528 contracts in the quarter ended January 31, 1998. The Company is currently marketing in 89 subdivisions at January 31, 1999, compared to 76 subdivisions at January 31, 1998. At January 31, 1999, the Company was marketing 12 subdivisions in South Florida; 16 in Central Florida; 17 in West Coast Florida; 10 in Denver, CO; 8 in Dallas, TX; 8 in Virginia and Maryland;
3 in Raleigh, North Carolina; 10 in Phoenix, Arizona and 5 in Atlanta, Georgia.

Result of Operations:

Three Months Ended January 31 1999 compared to January 31, 1998.

     The Company's revenues from home sales for the quarter ended
January 31, 1999 increased $63.8 million (or 80.6%) compared to the same period in fiscal 1998. The number of homes delivered increased 86.4% (to 729 from 391) and the average selling price of homes delivered decreased 3.4% (to $196,000 from $203,000). The increase of revenues and homes delivered is primarily attributable to an increased level of backlog at the beginning of the current quarter compared with the prior year period. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

     The Company's revenues from land sales decreased approximately $6.0 million during the three months ended January 31 1999, as compared to the same period in fiscal 1998, primarily as a result of a decrease in commercial land sales at Pembroke Falls, a master-planned community in South Florida.

     Cost of home sales increased $55.4 million (or 84.2%) compared to the quarter ended January 31, 1998 primarily due to the related increase in home sale revenues. Cost of home sales as a percentage of home sales increased to 84.8% from 83.1% as a result of the product mix of homes delivered.

     The Company's selling, marketing, general and administrative ("S,G&A") expenses increased approximately $5.4 million (or 53.4%) during the three months ended January 31, 1999, as compared to the corresponding fiscal 1998 period, primarily due to selling and marketing expenses associated with the increased number of homes delivered during the period and an increase in selling expenditures related to an increase in the number of residential subdivisions. S,G&A expenses as a percentage of total revenues for the three months ended January 31, 1999 decreased to 10.3% compared to 11.2%, primarily due to an increase in home sales revenues for the period as compared to the prior year.

     Primarily as a result of an increase in revenues, net income before extraordinary items increased by $1,800,000 in the three months ended January 31, 1999 from the comparable period in fiscal 1998.



Liquidity and Capital Resources

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


     The Company has a $170 million unsecured revolving credit facility with various banks which extends through May 2001. At January 31, 1999 the Company had outstanding borrowings of approximately $205.7 million and $4.9 million of letters of credit outstanding. The Company believes that funds generated from operations and expected borrowing availability under the Credit Facility will be sufficient to fund the Company's working capital requirements during fiscal 1999, with the exception of major land acquisitions, if any.

     In December 1998, the Company entered into a interest rate swap agreement with a financial institution to reduce the impact of changes in interest rates of its floating rate bank debt. The agreement, which matures in five years, has a total notional principal amount of $40 million. The swap agreement effectively converts a portion of the Company's floating rate bank debt to a fixed rate. The Company pays the counterparty a fixed rate of 5.15% plus an additional 225 basis points per annum or 7.4%. The amount of additional basis points paid by the Company will be reduced if certain improvements in the Company's senior debt rating occur in the future. Payment from the counterparty is received based upon the floating 30 day LIBOR rate. The Company does not expect non-performance by the counterparty, a major U.S. bank, and any losses incurred in event of non-performance would not be expected to be material.

     In addition, PHMC has a warehouse line of credit for $40.0 million which is guaranteed by the Company. At January 31, 1999 the outstanding balance was $25.1 million to service origination of mortgage loans. The Company believes that this line is sufficient for its mortgage banking operation for the 1999 fiscal year.

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

     Management does not anticipate that PHMC'S expansion of its operation will significantly impact liquidity because the mortgages are generally sold within a short period of time after their origination to the Federal National Mortgage Association (FNMA) or other qualified investors. PHMC has established the capability to retain the servicing of loans, however, during fiscal 1999 all servicing rights were sold.

Year 2000 Issues

     The Company conducts its business primarily with commercial software provided by third party vendors. After an analysis of the Company's exposure to the impact of year 2000 issues, management believes that such commercial software is substantially year 2000 compliant and expects the cost of addressing remaining year 2000 issues to be less that $10,000. As part of its assessment, Company management has been evaluating year 2000 compliance by those with whom it does business and to date has not discovered any year 2000 problems with significant counterparties that it believes are reasonably likely to have a material adverse effect upon the Company. However, no assurances can be given that potential year 2000 problems at those with whom the Company does business will not occur, and if these occur, consequences to the Company will not be material.


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



                              ENGLE HOMES, INC.
                              -----------------
                                (Registrant)


Date: FEBRUARY 18, 1999                          \s\ ALEC ENGELSTEIN
------------------------                         ------------------------
                                                       Alec Engelstein
                                                  Chief Executive Officer



Date: FEBRUARY 18, 1999                          \s\ DAVID SHAPIRO
------------------------                         ------------------------
                                                       David Shapiro
                                                  Chief Financial Officer