Form 10-Q
period 1999-04-30
ENGLE HOMES INC /FL
filed 1999-05-25
CIK 880034

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

(Mark One)

x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---- EXCHANGE ACT OF 1934

For the quarterly period ended         April 30, 1999
                                       ----------------
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
YES   x     NO
   ------      ------
Number of shares of common stock outstanding as of April 30, 1999: 11,200,390

                    PART I. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS

               ENGLE HOMES, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets
                    (dollars in thousands)
                                                April 30,   October 31,
                                                  1999         1998
                                               -----------  -----------
                                               (Unaudited)
                      ASSETS

CASH
  Unrestricted                                   $  65,029  $   20,041
  Restricted                                         2,167       1,074
INVENTORIES                                        368,627     352,620
PROPERTY AND EQUIPMENT, net                          6,206       4,339
OTHER ASSETS                                        26,076      22,293
GOODWILL                                             5,330       5,291
MORTGAGE LOANS HELD FOR SALE                        26,274      25,770
                                                 ---------  ----------
     TOTAL ASSETS                                $ 499,709   $ 431,428
                                                 =========  ==========

                    LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES         $  27,804   $  26,570
CUSTOMER DEPOSITS                                   15,081      12,227
BORROWINGS                                           9,777      55,856
SENIOR NOTES PAYABLE                               248,069     149,281
FINANCIAL SERVICES BORROWINGS                       26,274      25,770
                                                 ---------   ---------
     TOTAL LIABILITIES                           $ 327,005   $ 269,704
                                                 ---------   ---------

               SHAREHOLDERS' EQUITY

PREFERRED STOCK, $.01 par, share authorized
  1,000,000, none issued
COMMON STOCK, $.01 par, shares authorized
  25,000,000; issued and outstanding 11,200,390
  and 11,169,237, respectively                         112         112
ADDITIONAL PAID-IN CAPITAL                         103,517     103,134
RETAINED EARNINGS                                   69,075      58,478
                                                 ---------   ---------
     TOTAL SHAREHOLDERS' EQUITY                    172,704     161,724
                                                 ---------   ---------
                                                 $ 499,709   $ 431,428
                                                 =========   =========


See accompanying notes to condensed consolidated financial statements.


                                        2


                         ENGLE HOMES, INC. AND SUBSIDIARIES
                         Consolidated Statements of Income
                                   (Unaudited)
                    (dollars in thousands, except per share data)
                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                  APRIL 30, 1999            APRIL 30, 1999
                                -------------------      --------------------
                                  1999      1998            1999       1998
                                ---------  --------      ---------  ---------
REVENUES
  Sales of homes                $ 175,186  $ 116,162     $ 318,220  $ 195,352
  Sales of land                       635      3,004         2,034     10,365
  Rent and other                      815        662         1,867      1,168
  Financial services                5,861      4,515        11,095      7,867
                                ---------  ---------     ---------  ---------
                                  182,497    124,343       333,216    214,752
                                ---------  ---------     ---------  ---------
COSTS AND EXPENSES
  Cost of sales - homes           148,214     99,194       269,469    165,029
  Cost of sales - land                609      2,708         1,932      9,333
  Selling, marketing, general
  and administrative               17,171     12,635        32,654     22,731
  Depreciation and amortization     1,305        706         2,470      1,235
  Financial services                4,146      3,053         7,976      5,668
                                ---------  ---------     ---------  ---------
                                  171,445    118,296       314,501    203,996
                                ---------  ---------     ---------  ---------

INCOME BEFORE INCOME TAX           11,052      6,047        18,715     10,756
  Provision for income taxes        4,266      2,328         7,224      4,141
                                ---------  ---------     ---------  ---------
INCOME BEFORE EXTRAORDINARY ITEM    6,786      3,719        11,491      6,615

  Loss on extinguishment of debt,
  net of income taxes                            (212)                     (810)
                                ---------  ---------     ---------  ---------
NET INCOME                      $   6,786  $   3,507     $  11,491  $   5,805
                                =========  =========     =========  =========
Income per share
  Basic                                    $    0.35                $    0.75
  Diluted                                  $    0.34                $    0.74

  Basic - extraordinary item                $   (0.02)                $   (0.09)
  Diluted - extraordinary item              $   (0.02)                $   (0.09)

Net income per share
  Basic                         $    0.61  $    0.33     $    1.03  $    0.66
  Diluted                       $    0.60  $    0.32     $    1.02  $    0.65

Shares used in earnings per
share calculations
  Basic                            11,197     10,634        11,190      8,769
  Diluted                          11,239     10,837        11,281      8,964

See accompanying notes to condensed consolidated financial statements.

                                        3

                      ENGLE HOMES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statement of Shareholders' Equity
                    For the Six Months Ended April 30, 1999
                                 (Unaudited)
                                (in thousands)


                          COMMON STOCK     ADDITIONAL
                         --------------     PAID-IN    RETAINED
                         SHARES  AMOUNT     CAPITAL    EARNINGS    TOTAL
                         ------  ------    ----------  --------- ---------

Amounts at
October 31, 1998          11,169   $ 112    $ 103,134   $ 58,478  $161,724

  Net Income for the
  Six Months Ended
  April 30, 1999                                          11,491    11,491

  Dividends to
  Shareholders                                              (894)     (894)

  Common stock issued
  in connection with
  employee stock bonus
  plan                        21                  287                  287

  Common stock issued
  in connection with
  exercise of stock
  options                     10                   96                   96
                         -------  ------    ---------   --------  --------
Amounts at
April 30, 1999            11,200   $ 112    $ 103,517   $ 69,075  $172,704
                         =======  ======    =========   ========  ========















See accompanying notes to condensed consolidated financial statements.

                                        4




                      ENGLE HOMES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                              (dollars in thousands)
                                                           SIX MONTHS ENDED
                                                              APRIL 30,
                                                       ---------------------
                                                          1999        1998
                                                       ---------   ---------

NET CASH REQUIRED BY OPERATING ACTIVITIES              $    (943)  $ (94,424)
                                                       ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net acquisitions of property and equipment             (3,779)     (1,864)
                                                       ---------   ---------
   Net cash required by investing activities              (3,779)     (1,864)
                                                       ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in borrowings                                 22,000     108,136
   Repayment of borrowings                               (68,079)   (130,902)
   Proceeds from issuance of senior notes                 96,587      97,625
   Redemption of subordinated bonds                                  (14,970)
   Proceeds from issuance common stock                                39,503
   Distribution to shareholders                             (894)       (724)
   Stock options exercised                                    96          86
                                                       ---------   ---------
   Net cash provided by
   financing activities                                   49,710      98,754
                                                       ---------   ---------
NET INCREASE IN CASH                                      44,988       2,466

CASH AT BEGINNING OF PERIOD                               20,041      15,565
                                                       ---------   ---------

CASH AT END OF PERIOD                                  $  65,029   $  18,031
                                                       =========   =========


See accompanying notes to condensed consolidated financial statements.











                                        5

                    ENGLE HOMES, INC. AND SUBSIDIARIES

          Notes to Condensed Consolidated Financial Statements

NOTE 1  BASIS OF PRESENTATION AND BUSINESS

     These statements do not contain all information required by generally accepted accounting principles that are included in a full set of financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Engle Homes, Inc. and subsidiaries ("the Company") at April 30, 1999 and results of its operations and its cash flows for the period then ended and period ended April 30, 1998. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Form 10-K for the year ended October 31, 1998. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

     Engle Homes, Inc. and subsidiaries are engaged principally in construction and sale of residential homes and land development in Florida; Dallas, Texas; Denver, Colorado; Raleigh, North Carolina; Atlanta, Georgia; Phoenix, Arizona and Virginia. Ancillary products and services to its residential homebuilding include land sales to other builders, origination and sale of mortgage loans, and title transfer services. The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 INVENTORIES  (dollars in thousands)
                                                       April 30,    October 31,
                                                         1999          1998
                                                       ---------    -----------
Land and improvements for residential homes
under development                                       $ 271,051     $ 269,044
Residential homes under construction                       97,576        83,576
                                                       ---------      ---------
                                                       $ 368,627      $ 352,620
                                                       =========      =========

NOTE 3 CAPITALIZATION OF INTEREST (dollars in thousands)
     Included in inventory is the following:
                                For the Three Months     For the Six Months
                                  Ended April 30           Ended April 30,
                                --------------------     --------------------
                                   1999       1998          1999       1998
                                ---------  ---------     ---------  ---------
Interest capitalized,
beginning of period             $  16,804  $  16,201     $  16,326  $  16,378
Interest incurred and
capitalized                         4,563      4,304         9,258      8,277
Amortized to cost of sales-homes    (4,837)    (3,588)        (8,984)    (6,648)
Amortized to cost of sales-land       ( 15)      (300)         (  85)    (1,390)
                                ---------  ---------     ---------  ---------
Interest capitalized, end of
period                          $  16,515  $  16,617     $  16,515  $  16,617
                                =========  =========      =========  =========
                                6

NOTE 4 SHAREHOLDERS' EQUITY AND DEBT

     On February 25, 1999, the Company declared a cash dividend of $.04 per share to shareholders of record on March 16, 1999, which was paid on April 5, 1999.

     On April 23, 1999, the Company sold in a private placement pursuant to Rule 144A, $100,000,000 of 9.25% Series B Senior Notes due 2008 (Series B Notes).
The Company used the net proceeds of approximately $96.6 million from the Series B Notes primarily to repay bank indebtedness and general corporate purposes including land acquisition.













































                                        7
NOTE 5 - EARNINGS PER SHARE (dollars in thousands except share data)

     Basic and diluted earnings per share before extraordinary items are calculated as follows:
                                  For the Three Months     For the Six Months
                                     Ended April 30,         Ended April 30,
                                    1999        1998        1999       1998
                                  --------    --------    --------    --------
Basic:
Income before extraordinary items $  6,786    $  3,719    $ 11,491    $  6,615
Weighted average number of shares
outstanding                         11,197      10,634      11,190       8,769

Basic earnings per share               0.61        0.35         1.03        0.75


Diluted:
Income before extraordinary items $  6,786     $  3,719     $ 11,491    $  6,615
                                  ========    ========    ========    ========

Weighted average number of common
shares outstanding                  11,197       10,634     11,190       8,769

Options to acquire common stock         42          203         91         195
                                  --------     --------   --------    --------
Diluted weighted average common
shares outstanding                  11,239       10,837     11,281       8,964
                                  --------     --------   --------    --------
Diluted earnings per share
before extraordinary items            0.60         0.34       1.02        0.74
                                  ========     ========   ========    ========























                                       8

Part 1 - Item II
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

     The following table sets forth for the periods indicated certain items of the Company's financial statements expressed as a percentage of the Company's total revenues:
                                      For the Three            For the Six
                                      Months Ended             Months Ended
                                        April 30,                April 30,
                                    -----------------        -----------------
                                      1999      1998           1999      1998
                                    -------   -------        -------   -------
Total Revenues                      100.0%    100.0%         100.0%    100.0%
Costs of home construction and
land sales                           81.5      82.0           81.4      81.2
Selling, marketing, general and
administrative expense                9.4      10.2            9.8      10.6

Income before taxes                   6.1       4.9            5.6       5.0

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
                                           April 30,
                                     (dollars in thousands)
                                  1999                     1998
                            ----------------         ----------------
                            Units    Dollars         Units   Dollars
                            -----  ---------         -----  ---------
South Florida                 398     91,400           356  $  72,300
Orlando                       476     93,800           300     56,200
West Coast Florida            208     35,300           201     33,900
Texas                         157     28,000           163     24,700
Denver                        247     53,200           169     33,900
Virginia/Maryland             167     41,300            73     19,400
North Carolina                 34      7,900            19      3,700
Atlanta, Georgia               58     10,600             8      1,200
Arizona                       283     60,100           155     32,800
                            -----  ---------        ------  ---------
TOTAL                       2,028  $ 421,600         1,444  $ 278,100
                            =====  =========        ======  =========

                                            9

     The increase in unit backlog at April 30, 1999 was due to a record 1,145 new homes sales contracts during the three months ended April 30, 1999. This represents a 8.5% increase in the number of new home sales contracts signed, when compared with 1055 contracts in the quarter ended April 30, 1998. The Company is currently marketing in 95 subdivisions at April 30, 1999, compared to 82 subdivisions at April 30, 1998. At April 30, 1999, the Company was marketing 16 subdivisions in South Florida; 16 in Central Florida; 19 in West Coast Florida; 9 in Denver, CO; 10 in Dallas, TX; 7 in Virginia; 3 in Raleigh, North Carolina; 10 in Phoenix, Arizona and 5 in Atlanta, Georgia.

Result of Operations:

Three Months Ended April 30, 1999 compared to April 30, 1998.

     The Company's revenues from home sales for the quarter ended April 30, 1999 increased $59.0 million (or 50.8%) compared to the same period in fiscal 1998. The number of homes delivered increased 41.8% (to 875 from 617) and the average selling price of homes delivered increased 6.4% (to $200,000 from $188,000).
The increase of revenues and homes delivered is primarily attributable to an increased level of backlog at the beginning of the current quarter compared with the prior year period. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

     The Company's revenues from land sales decreased approximately $2.4 million during the three months ended April 30, 1999, as compared to the same period in fiscal 1998, primarily as a result of a decrease in commercial land sales at Pembroke Falls, a master-planned community in South Florida.

     Cost of home sales increased $49.0 million (or 49.4%) compared to the quarter ended April 30, 1998 primarily due to the related increase in home sale revenues. Cost of home sales as a percentage of home sales decreased to 84.6% from 85.4% as a result of the product mix of homes delivered.

     The Company's selling, marketing, general and administrative ("S,G&A") expenses increased approximately $4.5 million (or 35.9%) during the three months ended April 30, 1999, as compared to the corresponding fiscal 1998 period, primarily due to selling and marketing expenses associated with the increased number of homes delivered during the period and an increase in selling expenditures related to an increase in the number of residential subdivisions. S,G&A expenses as a percentage of total revenues for the three months ended April 30, 1999 decreased to 9.4% compared to 10.2%, primarily due to an increase in home sales revenues for the period as compared to the prior year.

     Primarily as a result of an increase in revenues, income before extraordinary items increased by $3.1 million in the three months ended April 30, 1999 from the comparable period in fiscal 1998.

Six months Ended April 30, 1999 compared to April 30, 1998.

     The Company's revenues from home sales for the six months ended April 30, 1999 increased 122.9 million (or 62.9%) compared to the same period in fiscal 1998. The number of homes delivered increased 59.1% (to 1604 from 1008) and the average selling price of homes delivered increased 2.1% (to $198,000 from $194,000). The increase of revenues and homes delivered is primarily attributable to an increased level of backlog at the beginning of the current period compared with the prior year period. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product
                                     10
mix and premium lot availability, and cannot be predicted for future period with any degree of certainty.

     The Company's revenues from land sales decreased approximately $8.3 million during the six months ended April 30, 1999, as compared to the same period in fiscal 1998, primarily as a result of a decrease in commercial land sales at Pembroke Falls, a master-planned community in South Florida.

     Cost of home sales increased $104.4 million (or 63.3%) compared to the same period in fiscal 1998 primarily due to the related increase in home sale revenues. Cost of home sales as a percentage of home sales were comparable for the six months ended April 30, 1999 and the same period in fiscal year 1998.

     The Company's selling, marketing, general and administrative ("S,G&A") expenses increased approximately $9.9 million (or 43.7%) during the six months ended April 30, 1999, as compared to the corresponding fiscal 1998 period, primarily due to selling and marketing expenses associated with the increased number of homes delivered during the period and an increase in selling expenditures related to an increase in the number of residential subdivisions. S,G&A expenses as a percentage of total revenues for the six months ended April 30, 1999 decreased to 9.8% compared to 10.6% primarily due to the increased number of homes delivered during the period and an increase in selling expenditures related to an increase in the number of residential subdivisions.

     Primarily as a result of the increase in revenues, income before extraordinary items increased by $4.9 million in the six months ended April 30, 1999 from the comparable period in fiscal 1998.

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

     On April 23, 1999, the Company sold in a private placement pursuant to Rule 144A, $100,000,000 of 9.25% Series B Senior Notes due 2008 (Series B Notes).
The Company used the net proceeds of approximately $96.6 million from the Series B Notes primarily to repay bank indebtedness and general corporate purposes including land acquisition.

     The Company has a $170 million unsecured revolving credit facility with various banks which extends through May 2001. At April 30, 1999 the Company had outstanding borrowings of $100,000 and $7.8 million of letters of credit outstanding. The Company believes that funds generated from operations and expected borrowing availability under the Credit Facility will be sufficient to fund the Company's working capital requirements during fiscal 1999, with the exception of major land acquisitions, if any.

     In addition, Preferred Home Mortgage Company (PHMC) has a warehouse line of credit for $30.0 million which is guaranteed by the Company. At April 30, 1999 the outstanding balance was $26.3 million to service origination of mortgage loans. In May 1999, the Company's warehouse line of credit lender has agreed to increase the line of credit to $40 million. The Company believes that this line is sufficient for its mortgage banking operation for the remainder of fiscal 1999.
                                           11

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

Risk Relating to the "Year 2000 Issue"

     The Company has done an assessment of the homebuilding and coporate operations that utilize the significant information technology ("IT") system and non-IT systems ("Systems) (embedded technology such as microprocessors in office equipment). The Company believes that the IT system is Year 2000 compliant in all material respects.

     The Company has replaced certain non-compliant Systems and is in the process of replacing others. These Systems are not critical to the material operations of the Company. In substantially all of the cases, the replacement or upgrading of the non-compliant Systems has occurred or will occur prior to any exposure to the year 2000. The Company does not believe that the non-compliant Systems pose a material risk to the financial condition of the Company and the cost of replacing, upgrading or otherwise changing the non-compliant Systems will have a material adverse effect. The Company cannot currently determine to what extent the Year 2000 issue will affect the Systems of governmental agencies on which the Company is dependent for zoning, building permits and related matters that are critical to the Company's operation.

     The Company has surveyed and continues to survey its significant vendors, subcontractors, suppliers and financial institutions to assess their readiness for the year 2000. To date, the responses have indicated their readiness or anticipated readiness to the year 2000 issue.

     The Company believes the most likely Year 2000 worst-case scenario would be the failure of some vendors, subcontractors or other third parties to achieve compliance, resulting in a slowdown of the Company's operations. In order to address the potential non-compliance of third parties affecting the Company's operations, the Company will continue to survey it largest suppliers, subcontractors and vendors.

     The Company is currently developing its Year 2000 contingency plan.

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

Part II - Other Information

Item 1-3  Not applicable.

Item 4.   Submission of Matters to a vote of Security Holders.

          The 1999 Annual Meeting of Shareholders of Enble Homes, Inc. was held on February 5, 1999. Matters voted upon at the meeting:

1.        Election of Board of Directors.  Persons being elected:

                               Votes        Votes      Votes      Broker
          Nominees              For        Against    Withheld   Non-Votes
          ----------------   ----------   ---------   --------   ---------
          Alec Englestein    10,290,653       -         28,313      -

          Harry Englestein   10,290,653       -         28,313      -

          John A. Kraynick   10,290,653       -         28,313      -

          David Shapiro      10,290,653       -         28,313      -

          Ron Korn           10,290,653       -         28,313      -

          Henry Fishkind     10,290,653       -         28,313      -

          Alan Shulman       10,290,653       -         28,313      -


2. Proposal to approve incentive compensation for Alec Englestein, The Chairman of the Board, President and Chief Executive Officer:


                               Votes        Votes      Votes     Broker
                                For        Against    Withheld  Non-Votes
                             ----------   ---------   --------  ---------
                             10,035,923     268,255     14,787     -

                                   SIGNATURES


                    Pursuant to the requirements of the
                    Securities Exchange Act of 1934, the
                    registrant has duly caused this report
                    to be signed on its behalf by the
                    undersigned thereunto duly authorized.



                              ENGLE HOMES, INC.
                              -----------------
                                (Registrant)


Date: MAY 25, 1999                               \s\ ALEC ENGELSTEIN
------------------------                         ------------------------
                                                       Alec Engelstein
                                                  Chief Executive Officer



Date: MAY 25, 1999                               \s\ DAVID SHAPIRO
------------------------                         ------------------------
                                                       David Shapiro
                                                  Chief Financial Officer