Form 10-Q
period 1999-07-31
ENGLE HOMES INC /FL
filed 1999-08-17
CIK 880034

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

(Mark One)

x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---- EXCHANGE ACT OF 1934

For the quarterly period ended         July 31, 1999
                                       ----------------
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
YES   x     NO
   ------      ------
Number of shares of common stock outstanding as of July 31, 1999: 11,225,211

                    PART I. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS

               ENGLE HOMES, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets
                    (dollars in thousands)
                                                July 31,    October 31,
                                                  1999         1998
                                               -----------  -----------
                                               (Unaudited)
                      ASSETS

CASH
  Unrestricted                                 $    56,798  $    20,041
  Restricted                                         2,319        1,074
INVENTORIES                                        373,357      352,620
PROPERTY AND EQUIPMENT, net                          6,115        4,339
OTHER ASSETS                                        37,722       22,293
GOODWILL                                             5,242        5,291
MORTGAGE LOANS HELD FOR SALE                        27,767       25,770
                                               -----------  -----------
     TOTAL ASSETS                              $   509,320  $   431,428
                                               ===========  ===========

                    LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES       $    32,316  $    26,570
CUSTOMER DEPOSITS                                   14,828       12,227
BORROWINGS                                           5,949       55,856
SENIOR NOTES PAYABLE                               248,124      149,281
FINANCIAL SERVICES BORROWINGS                       27,767       25,770
                                               -----------  -----------
     TOTAL LIABILITIES                         $   328,984  $   269,704
                                               -----------  -----------

               SHAREHOLDERS' EQUITY

PREFERRED STOCK, $.01 par, share authorized
  1,000,000, none issued
COMMON STOCK, $.01 par, shares authorized
  25,000,000; issued and outstanding 11,225,211
  and 11,169,237, respectively                         112          112
ADDITIONAL PAID-IN CAPITAL                         103,802      103,134
RETAINED EARNINGS                                   76,422       58,478
                                               -----------  -----------
     TOTAL SHAREHOLDERS' EQUITY                    180,336      161,724
                                               -----------  -----------
                                               $   509,320  $   431,428
                                               ===========  ===========


See accompanying notes to condensed consolidated financial statements.


                         ENGLE HOMES, INC. AND SUBSIDIARIES
                         Consolidated Statements of Income
                                   (Unaudited)
                    (dollars in thousands, except per share data)
                                Three Months Ended        Nine Months Ended
                                   July 31, 1999             July 31, 1999
                                --------------------     --------------------
                                  1999       1998           1999       1998
                                ---------  ---------     ---------  ---------
REVENUES
  Sales of homes                $ 192,811  $ 149,963     $ 511,031  $ 345,315
  Sales of land                     3,996        762         6,030     11,127
  Rent and other                      853        881         2,720      2,049
  Financial services                5,967      5,219        17,062     13,086
                                ---------  ---------     ---------  ---------
                                  203,627    156,825       536,843    371,577
                                ---------  ---------     ---------  ---------
COSTS AND EXPENSES
  Cost of sales - homes           162,163    128,532       431,632    293,561
  Cost of sales - land              3,580        736         5,512     10,069
  Selling, marketing, general
  and administrative               19,172     15,022        51,826     37,753
  Depreciation and amortization     1,514        857         3,984      2,092
  Financial services                4,134      3,510        12,110      9,178
                                ---------  ---------     ---------  ---------
                                  190,563    148,657       505,064    352,653
                                ---------  ---------     ---------  ---------

INCOME BEFORE INCOME TAXES AND
EXTRAORDINARY ITEMS                13,064      8,168        31,779     18,924
  Provision for income taxes        5,043      3,145        12,267      7,286
                                ---------  ---------     ---------  ---------
INCOME BEFORE EXTRAORDINARY ITEMS   8,021      5,023        19,512     11,638

  Loss on extinguishment of debt,
  net of income taxes                         (1,802)                  (2,612)
                                ---------  ---------     ---------  ---------
NET INCOME                      $   8,021  $   3,221     $  19,512  $   9,026
                                =========  =========     =========  =========
Income per share before
extraordinary items
  Basic                         $    0.71  $    0.45     $    1.74  $    1.22
  Diluted                       $    0.71  $    0.44     $    1.73  $    1.18

  Basic - extraordinary items              $   (0.16)               $   (0.27)
  Diluted - extraordinary items            $   (0.16)               $   (0.25)

Net income per share
  Basic                         $    0.71  $    0.29     $    1.74  $    0.95
  Diluted                       $    0.71  $    0.28     $    1.73  $    0.93

Shares used in earnings per
share calculations
  Basic                            11,219     11,152        11,200      9,572
  Diluted                          11,350     11,369        11,304     10,326

See accompanying notes to condensed consolidated financial statements.

                      ENGLE HOMES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statement of Shareholders' Equity
                    For the Nine Months Ended July 31, 1999
                                 (Unaudited)
                                (in thousands)


                          Common Stock     Additional
                         --------------     Paid-In    Retained
                         Shares  Amount     Capital    Earnings    Total
                         ------  ------    ----------  --------  ---------

Amounts at
October 31, 1998         11,169  $  112    $  103,134  $ 58,478  $ 161,724

  Net Income for the
  Nine Months Ended
  July 31, 1999                                          19,512     19,512

  Dividends to
  Shareholders                                           (1,568)    (1,568)

  Common stock issued
  in connection with
  employee stock bonus
  plan                       46                   572                  572

  Common stock issued
  in connection with
  exercise of stock
  options                    10                    96                   96
                        -------  ------    ----------  --------  ---------
Amounts at
July 31, 1999            11,225  $  112    $  103,802  $ 76,422  $ 180,336
                        =======  ======    ==========  ========  =========













See accompanying notes to condensed consolidated financial statements.

                      ENGLE HOMES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                              (dollars in thousands)
                                                          Nine Months Ended
                                                               July 31,
                                                       ---------------------
                                                          1999        1998
                                                       ---------   ---------

NET CASH REQUIRED BY OPERATING ACTIVITIES              $  (3,624)  $ (97,397)
                                                       ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net acquisitions of property and equipment             (4,827)     (2,947)
                                                       ---------   ---------
   Net cash required by investing activities              (4,827)     (2,947)
                                                       ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in borrowings                                 22,000     183,347
   Repayment of borrowings                               (71,907)   (206,945)
   Proceeds from issuance of senior notes                 96,587     145,875
   Redemption of subordinated bonds                                  (56,415)
   Proceeds from issuance common stock                                39,503
   Distribution to shareholders                           (1,568)     (1,170)
   Stock options exercised                                    96         182
                                                       ---------   ---------
   Net cash provided by
   financing activities                                   45,208     104,377
                                                       ---------   ---------
NET INCREASE IN CASH                                      36,757       4,033

CASH AT BEGINNING OF PERIOD                               20,041      15,565
                                                       ---------   ---------

CASH AT END OF PERIOD                                  $  56,798   $  19,598
                                                       =========   =========


See accompanying notes to condensed consolidated financial statements.











                    ENGLE HOMES, INC. AND SUBSIDIARIES

          Notes to Condensed Consolidated Financial Statements

NOTE 1  BASIS OF PRESENTATION AND BUSINESS

     These statements do not contain all information required by generally accepted accounting principles that are included in a full set of financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Engle Homes, Inc. and subsidiaries ("the Company") at July 31, 1999 and results of its operations and its cash flows for the period then ended and period ended July 31, 1998. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Form 10-K for the year ended October 31, 1998. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

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

NOTE 2 INVENTORIES  (dollars in thousands)
                                                        July 31,   October 31,
                                                         1999         1998
                                                       ---------   -----------
Land and improvements for residential homes
under development                                      $ 269,640   $   269,044
Residential homes under construction                     103,717        83,576
                                                       ---------   -----------
                                                       $ 373,357   $   352,620
                                                       =========   ============

NOTE 3 CAPITALIZATION OF INTEREST (dollars in thousands)
     Included in inventory is the following:
                                For the Three Months     For the Nine Months
                                   Ended July 31             Ended July 31,
                                --------------------     --------------------
                                   1999       1998          1999       1998
                                ---------  ---------     ---------  ---------
Interest capitalized,
beginning of period             $  16,515  $  16,617     $  16,326  $  16,378
Interest incurred and
capitalized                         6,921      4,733        16,179     13,010
Amortized to cost of sales-homes   (4,970)    (5,119)      (13,954)   (11,767)
Amortized to cost of sales-land      (160)       (24)        ( 245)    (1,414)
                                ---------  ---------     ---------  ---------
Interest capitalized, end of
period                          $  18,306  $  16,207     $  18,306  $  16,207
                                =========  =========     =========  =========
                                        6

NOTE 4 SHAREHOLDERS' EQUITY AND DEBT

     On May 18, 1999, the Company declared a cash dividend of $.06 per share to shareholders of record on June 4, 1999, which was paid on June 24, 1999.

     On April 23, 1999, the Company sold in a private placement pursuant to Rule 144A, $100,000,000 of 9.25% Series B Senior Notes due 2008 (Series B Notes).
The Company used the net proceeds of approximately $96.6 million from the Series B Notes primarily to repay bank indebtedness and general corporate purposes including land acquisition.

     On July 29, 1999 the Series B Notes were registered under The Securities Act of 1933.










































NOTE 5 - EARNINGS PER SHARE (dollars in thousands except share data)

     Basic and diluted earnings per share before extraordinary items are calculated as follows:
                                  For the Three Months    For the Nine Months
                                     Ended July 31,          Ended July 31,
                                    1999        1998        1999       1998
                                  --------    --------     --------   --------
Basic:
Income before extraordinary items $  8,021    $  5,023     $ 19,512   $ 11,638
Weighted average number of shares
outstanding                         11,219      11,152       11,200      9,572

Basic earnings per share              0.71        0.45         1.74       1.22
                                  ========    ========     ========   ========

Diluted:
Income before extraordinary items $  8,021    $  5,023     $ 19,512   $ 11,638

Interest on 7% convertible
debentures reflected in cost
of sales, net of tax effect                                                506
                                  --------    --------     --------   --------
Income applicable to diluted
common shares                     $  8,021    $  5,023     $ 19,512   $ 12,144
                                  ========    ========     ========   ========


Weighted average number of common
shares outstanding                  11,219      11,152       11,200      9,572

Weighted average shares issuable
from assumed excercise of 7%
convertible debentures                                                     549

Options to acquire common stock        131         217          104        205
                                  --------    --------     --------   --------
Diluted weighted average common
shares outstanding                  11,350      11,369       11,304     10,326
                                  --------    --------     --------   --------
Diluted earnings per share            0.71        0.44         1.73       1.18
                                  ========    ========     ========   ========











Part 1 - Item II
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

     The following table sets forth for the periods indicated certain items of the Company's financial statements expressed as a percentage of the Company's total revenues:
                                      For the Three            For the Nine
                                      Months Ended             Months Ended
                                         July 31,                 July 31,
                                    ----------------         ----------------
                                     1999      1998           1999      1998
                                    ------    ------         ------    ------
Total Revenues                      100.0%    100.0%         100.0%    100.0%
Costs of home construction and
land sales                           81.4      82.4           81.4      81.7
Selling, marketing, general and
administrative expense                9.4       9.6            9.7      10.2

Income before taxes                   6.4       5.2            5.9       5.1

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
                                            July 31,
                                     (dollars in thousands)
                                  1999                     1998
                            ----------------         ----------------
                            Units    Dollars         Units    Dollars
                            -----  ---------         -----  ---------
South Florida                 397  $  91,600           371  $  75,800
Orlando                       470     94,100           319     62,100
West Coast Florida            199     35,500           187     30,800
Texas                         155     28,800           160     25,500
Denver                        230     52,300           203     41,500
Virginia/Maryland             154     40,600            64     17,600
North Carolina                 26      5,900            29      5,000
Atlanta, Georgia               54     10,300            19      3,000
Arizona                       290     61,800           190     39,300
                            -----  ---------         -----  ---------
TOTAL                       1,975  $ 420,900         1,542  $ 300,600
                            =====  =========         =====  =========

     The increase in unit backlog at July 31, 1999 was due to a record 2,925 new homes sales contracts during the nine months ended July 31, 1999. This represents an 18.9% increase in the number of new home sales contracts signed, when compared with 2,461 contracts in the nine months ended July 31, 1998. The Company is currently marketing in 102 subdivisions at July 31, 1999, compared to 80 subdivisions at July 31, 1998. At July 31, 1999, the Company was marketing 15 subdivisions in South Florida; 19 in Central Florida; 18 in West Coast Florida; 10 in Denver, CO; 12 in Dallas, TX; 7 in Virginia; 3 in Raleigh, North Carolina; 13 in Phoenix, Arizona and 5 in Atlanta, Georgia.

Result of Operations:

Three Months Ended July 31, 1999 compared to July 31, 1998.

     The Company's revenues from home sales for the quarter ended July 31, 1999 increased $42.9 million (or 28.6%) compared to the same period in fiscal 1998. The number of homes delivered increased 24.0% (to 967 from 780) and the average selling price of homes delivered increased 3.6% (to $199,000 from $192,000).
The increase of revenues and homes delivered is primarily attributable to an increased level of backlog at the beginning of the current quarter compared with the prior year period. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

     The Company's revenues from land sales increased approximately $3.2 million during the three months ended July 31, 1999, as compared to the same period in fiscal 1998, primarily as a result of an increase in commercial land sales at Pembroke Falls, a master-planned community in South Florida.

     Cost of home sales increased $33.6 million (or 26.2%) compared to the quarter ended July 31, 1998 primarily due to the related increase in home sale revenues. Cost of home sales as a percentage of home sales decreased to 84.1% from 85.7% as a result of the product mix of homes delivered.

     The Company's selling, marketing, general and administrative ("S,G&A") expenses increased approximately $4.1 million (or 27.6%) during the three months ended July 31, 1999, as compared to the corresponding fiscal 1998 period, primarily due to selling and marketing expenses associated with the increased number of homes delivered during the period and an increase in selling expenditures related to an increase in the number of residential subdivisions. S,G&A expenses as a percentage of total revenues for the three months ended
July 31, 1999 decreased to 9.4% compared to 9.6%, primarily due to an increase in home sales revenues for the period as compared to the prior year.

     Primarily as a result of an increase in revenues, income before extraordinary items increased by $3.0 million in the three months ended July 31, 1999 from the comparable period in fiscal 1998.

Nine months Ended July 31, 1999 compared to July 31, 1998.

     The Company's revenues from home sales for the nine months ended July 31, 1999 increased 165.7 million (or 48.0%) compared to the same period in fiscal 1998. The number of homes delivered increased 43.8% (to 2,571 from 1,788) and the average selling price of homes delivered increased 3.1% (to $199,000 from $193,000). The increase of revenues and homes delivered is primarily attributable to an increased level of backlog at the beginning of the current period compared with the prior year period. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product
                                     10

mix and premium lot availability, and cannot be predicted for future period with any degree of certainty.

     The Company's revenues from land sales decreased approximately $5.1 million during the nine months ended July 31, 1999, as compared to the same period in fiscal 1998, primarily as a result of a decrease in commercial land sales at Pembroke Falls, a master-planned community in South Florida.

     Cost of home sales increased $138.1 million (or 47.0%) compared to the same period in fiscal 1998 primarily due to the related increase in home sale revenues. Cost of home sales as a percentage of home sales decreased to 84.5% from 85.0% as a result of the product mix of homes delivered.

     The Company's selling, marketing, general and administrative ("S,G&A") expenses increased approximately $14.1 million (or 37.3%) during the nine months ended July 31, 1999, as compared to the corresponding fiscal 1998 period, primarily due to selling and marketing expenses associated with the increased number of homes delivered during the period and an increase in selling expenditures related to an increase in the number of residential subdivisions. S,G&A expenses as a percentage of total revenues for the nine months ended July 31, 1999 decreased to 9.7% compared to 10.2% primarily due to an increase in home sales revenue for the period as compared to the prior year.

     Primarily as a result of the increase in revenues, income before extraordinary items increased by $7.9 million in the nine months ended July 31, 1999 from the comparable period in fiscal 1998.

Liquidity and Capital Resources

     The Company's financing needs are provided by cash flows from operations, unsecured bank borrowings and from time to time the public debt and equity markets.

     Cash flow from operations has improved as a result of increased revenue from all homebuilding divisions. The Company anticipates that cash flow from operations before inventory additions will continue to increase in fiscal year 1999 as a result of increased new home deliveries.

     On April 23, 1999, the Company sold in a private placement pursuant to Rule 144A, $100,000,000 of 9.25% Series B Senior Notes due 2008 (Series B Notes).
The Company used the net proceeds of approximately $96.6 million from the Series B Notes primarily to repay bank indebtedness and general corporate purposes including land acquisition.

     On May 28, 1999, the Company's unsecured revolving credit facility was amended including a reduction in the aggregate committed amount from $170 million to $100 million and the term of the facility was extended from May 2001 to May 2002. At July 31, 1999 the Company had outstanding borrowings of $100,000 and $11.3 million of letters of credit outstanding. The Company believes that funds generated from operations and expected borrowing availability under the Credit Facility will be sufficient to fund the Company's working capital requirements during fiscal 1999, with the exception of major land acquisitions, if any.

     In addition, Preferred Home Mortgage Company (PHMC) has a warehouse line of credit for $40.0 million which is guaranteed by the Company. At July 31, 1999 the outstanding balance was $27.8 million to service origination of mortgage loans. The Company believes that this line is sufficient for its mortgage banking operation for the remainder of fiscal 1999.

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



                              ENGLE HOMES, INC.
                              -----------------
                                (Registrant)


Date: AUGUST 17, 1999                            \s\ ALEC ENGELSTEIN
------------------------                         ------------------------
                                                       Alec Engelstein
                                                  Chief Executive Officer



Date: AUGUST 17, 1999                            \s\ DAVID SHAPIRO
------------------------                         ------------------------
                                                       David Shapiro
                                                  Chief Financial Officer