Form 10-K405
period 1999-10-31
ENGLE HOMES INC /FL
filed 1999-11-18
CIK 880034

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               Form 10-K
           x  Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934
               For the Fiscal Year Ended October 31, 1999
                                   or
          Transition Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934
For the transition period from ______________ to_______________.
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

     The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant as of November 15, 1999, was approximately $121,527,747 based on the $11.00 closing price for the Common Stock on The Nasdaq National Market on such date. For purposes of this computation, all executive officers and directors of the Registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the Registrant.

     The number of shares of Common Stock of the Registrant outstanding as of November 15, 1999 was 11,047,977.

                     Documents Incorporated by Reference

     Portions of the Registrant's definitive Proxy Statement relating to the Registrant's 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference into
Part III of this report.

                                 PART I
Item 1.   BUSINESS

General

     Engle Homes, Inc. ("Engle" or the "Company") designs, constructs, markets and sells detached single-family residences, townhomes, patio homes and condominiums to entry level and move-up buyers, retirees and second home, seasonal buyers. Engle operates in nine geographic markets: Broward County, Palm Beach County and Martin County in South Florida; Orlando in Central Florida; Tampa, Sarasota, Naples and Fort Myers on the west coast of Florida; Denver, Colorado; Dallas, Texas; Virginia; Raleigh, North Carolina; Phoenix, Arizona; and Atlanta, Georgia. The Company offers a variety of home styles at prices ranging from approximately $70,000 to over $400,000 with an average sales price in fiscal 1999 of approximately $201,000. In addition, the Company operates a mortgage company which provides mortgages primarily to its home buyers in all of its geographic markets and a title company which provides services to its home buyers and third parties in Florida, Denver, Colorado, and Dallas, Texas.

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

     Engle has expanded into eight of the top 20 homebuilding markets in the nation through both start-up operations and the acquisition of a homebuilder in Denver, Colorado. In fiscal 1999, approximately 54% of the Company's revenues from home sales were generated outside of the Florida markets.

     Over the past five years, the Company's total revenues have grown from $245 million in fiscal 1995 to $742 million in fiscal 1999. The number of homes delivered increased from 1,137 in fiscal 1995 to 3,514 in fiscal 1999. At the end of fiscal 1999, Engle was marketing homes in 100 communities.

Recent Developments

     The Company completed a number of transactions during fiscal 1999 that strengthened the Company's total capitalization as follows:

     In April 1999, the Company sold $100,000,000 aggregate principal amount of 9 1/4% Series B Senior Notes due 2008 (the "Series B Notes") at a price to investors of 98.75% of the principal amount thereof. The net proceeds to the Company from such sale were approximately $96.6 million.
The Company used the net proceeds primarily to repay $51.1 million, which represented substantially all of the outstanding amounts under the Company's $100 million unsecured revolving credit agreement and the remainder for working capital and general corporate purposes, including land acquisition.

     On July 29, 1999, the Company completed an exchange of all the Series
B Notes for 9 1/4 % Series C Notes (the "Series C Notes"). This resulted in an additional $100 million aggregate principal amount of Series C Notes.

     In September 1999, The Company announced a stock repurchase program. The Board of Directors approved the repurchase of up to 500,000 shares of outstanding common stock. As of November 10, 1999, the Company had repurchased 200,500 shares for an aggregate purchase price of $2,053,709.

     In November 1999, the Company announced that it had either sold or had under contract substantially all of the remaining unsold lots in the Raleigh, North Carolina and Tampa, Florida markets. These markets were not achieving the Company's corporate margin and return on asset targets. The Company anticipates that there will be positive impact on future earnings as a result of the sale. The proceeds from the sale of the lots will be used for land acquisition and general corporate purposes.

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



Land Acquisition and Development

     The Company prefers to acquire improved residential lots ready for construction by entering into option contracts, whenever possible, or through outright purchases. The Company also acquires tracks of land that require site improvements prior to the start of home construction. Occasionally, the Company purchases larger tracts of land with the intention of reselling portions of the tracts to other builders as a source of additional revenue. Specifically, the Company purchased large tracts of land in South Florida and sold parcels to other builders in connection with the development of its master planned communities, including Embassy Lakes, North Passage, Lakeside Green and most recently, Pembroke Falls. Unlike the Company's more typical subdivision projects, the Company's master-planned communities have involved significantly larger tracts of land, greater planning and site improvement activities and the development of more extensive recreational facilities and related amenities. The Company's master-planned communities normally take five or more years to complete depending on the project's size, economic conditions prevailing at the time and the Company's strategy for the particular project. Engle's more traditional residential developments usually take two to three years to complete.

     Management believes that the Company's Pembroke Falls project exemplifies the opportunities available to the Company when developing master-planned communities. In February 1994, the Company acquired this approximately 1,500 acre parcel located in southwest Broward County, Florida, a rapidly developing housing market. The purchase price for the Pembroke Falls parcel was $25.7 million, or approximately $17,100 per acre. The Company expects to build approximately 2,000 single-family housing units and has sold to others most of the approximately 222 acres of land zoned for commercial and multi-family use. Through October 31, 1999, approximately $46.7 million in land sales contracts had closed. Management believes that the purchase of this relatively large parcel enabled the Company to obtain desirable land inventory in its core market for future development at a lower cost than if the Company had purchased smaller parcels available for immediate construction of homes.

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

     At October 31, 1999, the Company was marketing 15 subdivisions in South
Florida; 23 in Central Florida; 14 on the west coast of Florida; 10 in Denver,
Colorado; 13 in Dallas, Texas; 5 in Virginia; 2 in Raleigh, North Carolina;
11 in Phoenix, Arizona; and 7 in Atlanta, Georgia.  The Company's residential real estate inventory at October 31, 1999 was as follows:
                                                                       Lots Available
                               Homes Under Construction            for Future Construction
                Total Lots  -------------------------------     -----------------------------
Division        Available   Sold (1)  Speculative (2) Models    Sold(1)   Unsold      Options
South Florida(3)   2,793(4)   201         66           24        236       1,793         473
Central Florida(5) 1,746      240         74           25        190         406         811
West Coast FL(6)   2,590(7)   105         72           16         94       1,987         316
Denver, CO         2,681      156         58           16         40       1,249       1,162
Dallas, TX         1,440      116         49           19         43         414         799
Virginia           1,020      109         14           11         23         165         698
Raleigh, NC          117       12         10            1          1          93          -
Atlanta, GA          753       28         34            8         33         185         465
Phoenix, AZ        1,962      194         47           29         39         503       1,150
                  ------    -----        ---          ---        ---       -----       -----
Total             15,102    1,161        424          149        699       6,795       5,874
                  ======    =====        ===          ===        ===       =====       =====

(1) Under contract, but not delivered. See the discussion of the Company's backlog under "Management's Discussion and Analysis of Financial
      Condition and Results of Operations."
(2) Speculative units are unsold homes that are completed or under construction.
(3)   South Florida refers to Broward County, Palm Beach County and Martin County.
(4)   Includes 1,054 remaining lots in Pembroke Falls.
(5)   Central Florida refers to Orlando.
(6)   West Coast Florida refers to Tampa, Sarasota, Naples and Fort Myers.
(7)   Includes 798 remaining lots in Lake Bernadette.

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

     The Company advertises in newspapers, magazines and on billboards. Engle also uses the internet, out-of-state home shows, radio, video tapes, direct mail advertising, special promotional events, illustrated brochures and model homes in its comprehensive marketing program. The Company also uses a cross-referral program that encourages Company personnel to direct customers to other Engle subdivisions based on the customers' needs.

     The Company maintains a website at www.englehomes.com that provides information on each homebuilding division as well as its financial services divisions. The website provides the user the ability to access information, including community location and information, floor plans and pricing in all of the Company's homebuilding divisions. Virtual tours of models are currently available in select divisions.


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

     Mortgage Banking. Preferred Home Mortgage Company ("PHMC"), a wholly-owned subsidiary, is a full service mortgage banker which arranges financing through the origination of mortgage loans to the Company's homebuyers and to a lesser extent third party loans that are not associated with homes built by the Company. PHMC is an approved lender by the Federal National Mortgage Association ("FNMA") to deliver loan origination to FNMA and to other investors and to service such loans.

     Management believes that the ability to offer customer financing on competitive terms as part of the sales process is an important factor in completing sales.

     During fiscal 1999, PHMC sold approximately $305 million in mortgage loans (including servicing rights), representing a significant portion of the Company's homebuyers that requested mortgage financing. Substantially all of PHMC's revenues are derived from mortgages on homes built by Engle. At October 31, 1999, PHMC was originating mortgages in all Engle homebuilding divisions.

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

     Title Services. Universal Land Title ("ULT"), a wholly-owned subsidiary, currently provides title services to the Company's homebuyers in Florida, Denver, Colorado and Dallas, Texas, as well as third parties. At October 31, 1999, ULT was operating 18 offices in Florida, 4 offices in Denver, Colorado, and 1 office in Dallas, Texas.

Government Regulation and Environmental Matters

     In developing housing communities, the Company must obtain the approval of numerous government authorities regulating such matters as permitted land uses and levels of density, the installation of utility services such as water and waste disposal and the dedication of acreage for open space, parks, schools and other community purposes. Several authorities in Florida and other states have imposed impact fees as a means of defraying the cost of providing certain governmental services to developing areas and the amount of these fees has increased significantly during recent years. Many state laws require the use of specific construction materials which reduce the need for energy-consuming heating and cooling systems. Local governments also, at times, declare moratoriums on the issuance of building permits and impose other restrictions in areas where sewage treatment facilities and other public facilities do not reach minimum standards. To date, the governmental approval processes and the restrictive zoning and moratoriums discussed above have not had a material adverse effect on the Company's development activities. However, there is no assurance that these and other restrictions will not adversely affect the Company in the future. The Company is also subject to a variety of Federal, state and local statutes, ordinances, rules and regulations concerning protection of health and the environment. The particular environmental laws which apply to any given community vary greatly according to the community site, the site's environmental conditions and the present and former uses of the site. These environmental laws may result in delays, cause the Company to incur substantial compliance and other costs and prohibit or severely restrict development in certain environmentally sensitive regions or areas. Prior to consummating the purchase of land, the Company engages independent environmental engineers to evaluate such land for the presence of hazardous or toxic materials, wastes or substances. The Company has not been materially affected to date by the presence or potential presence of such materials.

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

Employees

     At October 31, 1999, the Company employed approximately 870 persons, including sales and marketing personnel, executive, administrative and clerical personnel, construction employees and financial services personnel.

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


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's 1999 fiscal year.

                             PART II


Item 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND
            RELATED STOCKHOLDER MATTERS

     Engle's Common Stock is traded on The Nasdaq National Market under the symbol "ENGL." The following table sets forth, for the periods indicated, the high and low closing sales price for the Common Stock, as reported on The Nasdaq National Market. As of November 10, 1999 there were approximately 55 shareholders of record. The closing sale price of the Company's Common Stock as reported on The Nasdaq National Market, on November 15, 1999, was $11.00

                                  Year Ended October 31,
                            ----------------------------------
                                 1999                1998
                            -------------      ---------------
                             High    Low        High      Low
                            -----   -----      -----     -----
First Quarter               15.31   13.13      19.50     13.88
Second Quarter              14.00    8.75      18.00     14.44
Third Quarter               14.13   11.63      17.50     13.69
Fourth Quarter              13.00    8.63      15.63     11.00

     The Company has declared per share quarterly dividends as set forth in the following table.

                                     Cash Dividends
                                -----------------------
                                1999               1998
                                ----               ----
First Quarter                   $.04               $.04
Second Quarter                  $.06               $.04
Third Quarter                   $.06               $.04
Fourth Quarter(a)               $.06               $.04

------------------

(a) Dividends declared in November of 1998 and 1999.

     The Company has declared $.04 per share quarterly cash dividends in each fiscal quarter since the fiscal quarter ended April 30, 1992. The Company increased the cash dividend to $.06 per share commencing with the second quarter of the current fiscal year. The Company presently intends to continue to declare and pay quarterly cash dividends equal to $.06 per share of Common Stock. The payment of cash dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, results of operations, capital requirements, the Company's financial condition, debt covenant restrictions and such other factors as the Board of Directors may consider. There can be no assurance as to the amount, if any, or timing of cash dividends.

     The Company's loan agreement currently limits the amount of dividends that the Company may pay in any fiscal quarterly period to no more than 50% of the Company's consolidated net income for such period. Generally, the indenture for the Company's Senior Notes provides that the Company may not declare or pay any dividend or make certain other payments or take certain other actions (collectively,"Restricted Payments") unless the aggregate amount of all Restricted Payments declared or made after February 1, 1998 does not exceed the sum of (i) 50% of the Company's cumulative Consolidated Net Income (as defined in the indenture) since February 1, 1998 plus (ii) cash proceeds to the Company from certain issuances of capital stock of the Company plus (iii) $5.0 million.

Item 6.                 SELECTED FINANCIAL DATA

     The following selected financial data as of and for the years ended October 31, 1999, 1998, 1997, 1996 and 1995 excluding "Selected Operating Data" have been derived from the consolidated financial statements of the Company which have been audited by BDO Seidman, LLP, independent certified public accountants. The following data should be read in conjunction with "ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements, and related notes included in "ITEM 8, Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

                          SELECTED FINANCIAL DATA
             (In thousands, except per share and unit amounts)

                                         Years Ended October 31,
                             -----------------------------------------------
                               1999     1998     1997      1996       1995
                             -------- -------- --------  --------   --------
Income Statement Data:
Total revenues               $741,940 $536,040 $425,295  $332,088   $244,528

Income before income taxes     45,645   28,370   21,899    13,701      9,536

Provision for income taxes     17,619   10,922    8,431     5,206      3,624

Income before extraordinary
  items                        28,026   17,448   13,468     8,495      5,912

Extraordinary items                     (2,612)

Net income                   $ 28,026 $ 14,836 $ 13,468  $  8,495   $  5,912
                             ======== ======== ========  ========   ========
Income per share before

  extraordinary items
    Basic                    $   2.50 $   1.75 $   1.94  $   1.23   $    .86
    Diluted                  $   2.49 $   1.70 $   1.58  $   1.03   $    .74
Loss per share from
  extraordinary items
    Basic                             $   (.26)
    Diluted                           $   (.25)
Net income per share
    Basic                    $   2.50 $   1.49 $   1.94   $   1.23  $    .86
    Diluted                  $   2.49 $   1.45 $   1.58   $   1.03  $    .74

Cash dividends               $  2,242 $  1,617 $  1,109   $  1,109  $  1,109
                             ======== ======== ========   ========  ========
Weighted average number
  of outstanding shares
    Basic                      11,196    9,974    6,931      6,929     6,908

    Diluted                    11,275   10,578    9,246      9,251     9,132

Selected Operating Data:
Deliveries (in units)           3,514    2,605    1,992      1,567     1,137
Backlog at end of period (a)
    Units                       1,860    1,621      869      1,016       804
    Aggregate sales value    $411,100 $324,000 $174,000   $210,300  $161,900

                         SELECTED FINANCIAL DATA-(Continued)

                                              October 31,
                            ------------------------------------------------
                               1999     1998      1997      1996       1995
                            -------- --------  --------  --------   --------
Balance Sheet Data:
Inventories (b)             $386,804 $352,620  $230,108  $220,564   $198,664

Total assets                 514,893  431,428   288,412   284,789    251,918

Borrowings                   253,635  205,137   152,064   152,117    147,454

Total shareholders' equity   186,432  161,724    93,180    81,492     74,106



(a) See Item 7-Management's Discussion and Analysis of Financial Condition and Operations-Overview.

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



     General. The following table sets forth for the years indicated certain items of the Company's Consolidated Financial Statements expressed as a percentage of the Company's total revenues:

                                         Percentage of Total Revenues
                                            Year Ended October 31,
                                        ------------------------------
                                        1999         1998         1997
                                        ----         ----         ----
Sales of homes                          95.0%        93.5%        95.1%
Sales of land                            1.5          2.6          1.8
Rent and other                            .5           .5           .4
Financial services income                3.0          3.4          2.7
                                        ----         ----         ----
     Total                              100%         100%         100%
                                        ====         ====         ====

Cost of sales-homes                     79.9         79.5         81.2
Cost of sales-land                       1.4          2.4          1.7
Selling, marketing,
 general and administrative expenses     9.6          9.9          9.3
Income before income taxes               6.2          5.3          5.1
Net income before extraordinary items    3.8          3.3          3.2









The following tables set fourth information relating to homes closed, new sales contracts and sales backlog by operating division for fiscal years 1999, 1998 and 1997:

                                            Year Ended October 31,
                           -------------------------------------------------
                                  1999            1998              1997
                           ---------------  ---------------  ---------------
Homes Closed               Closed  Percent  Closed  Percent  Closed  Percent
------------               ------  -------  ------  -------  ------  -------
South Florida                 740    21.1%     756    29.0%     847    42.4%
Central Florida               644    18.3      484    18.5      386    19.4
West Coast Florida            284     8.1      257     9.9       84     4.2
Dallas, TX                    282     8.0      221     8.5      173     8.7
Denver, CO                    559    15.9      414    15.9      334    16.8
Virginia                      249     7.1      148     5.7      103     5.2
Raleigh, NC                    81     2.3       59     2.3       64     3.2
Atlanta, GA                   123     3.5       32     1.2
Phoenix, AZ                   552    15.7      234     9.0        1      .1
                           ------  -------  ------  -------  ------  -------
Total                       3,514     100%   2,605     100%   1,992     100%
                           ======  =======  ======  =======  ======  =======


                                          Year Ended October 31,
                                           (Dollars in thousands)
                           -------------------------------------------------
                                  1999            1998              1997
                           ---------------  ---------------  ---------------
                            Sold   Dollars   Sold   Dollars   Sold   Dollars
                           -----   -------  -----   -------  -----  --------
New Sales Contracts
-------------------
South Florida                812  $177,400    781  $156,400    628  $135,100
Central Florida              719   141,500    695   131,000    365    69,200
West Coast Florida           305    55,500    327    53,800    153    25,400
Dallas, TX                   300    55,900    299    47,300    148    23,800
Denver, CO                   534   123,200    535   109,700    346    67,800
Virginia                     290    73,400    198    49,000    110    27,600
Raleigh, NC                   62    13,300     75    14,200     37     7,700
Atlanta, GA                  165    29,800     51     8,200
Phoenix, AZ                  566   121,700    396    81,400     58    11,500
                           -----  --------  -----  --------  -----  --------
Total                      3,753  $791,700  3,357  $651,000  1,845  $368,100
                           =====  ========  =====  ========  =====  ========









                                         Year Ended October 31,
                                         (Dollars in thousands)
                           -------------------------------------------------
                                  1999            1998              1997
                           ---------------  ---------------  ---------------
                           Homes   Dollars  Homes   Dollars  Homes   Dollars
                           -----   -------  -----   -------  -----   -------
Sales Backlog
-------------
South Florida                437  $101,800    365  $ 78,000    340  $ 72,600
Central Florida              430    88,600    355    71,100    144    28,400
West Coast Florida           199    38,300    178    29,300    108    18,000
Dallas, TX                   159    30,500    141    23,400     63     9,900
Denver, CO                   196    47,700    221    45,600    100    19,400
Virginia                     132    36,900     91    21,500     41    10,900
Raleigh, NC                   13     3,000     32     6,000     16     3,400
Atlanta, GA                   61    12,200     19     3,300
Phoenix, AZ                  233    52,100    219    45,800     57    11,400
                           -----  --------  -----  --------  -----  --------
Total                      1,860  $411,100  1,621  $324,000    869  $174,000
                           =====  ========  =====  ========  =====  ========

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

     The Company's backlog increased approximately 26.9% or $87.1 million from October 31, 1998 to October 31, 1999 primarily as a result of increased sale activities in substantially all of the homebuilding divisions.


Results of Operations

Year Ended October 31, 1999 Compared to Year Ended October 31, 1998.

     The Company's revenues from home sales during fiscal 1999 increased $203.6 million (or 40.6%) compared to fiscal 1998. The number of homes delivered by the Company increased 34.9% (to 3,514 from 2,605) and the average selling price of homes delivered increased 4.7% (to $201,000 from $192,000). The increase of revenues and homes delivered is primarily attributable to the improved sales activity in substantially all of the homebuilding divisions compared with fiscal 1998. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.


     The Company's revenues from land sales decreased approximately $2.8 million (or 20.0%) during fiscal 1999 as compared to fiscal 1998 primarily as a result of a decrease in commercial land sales at Pembroke Falls.

     Cost of home sales increased approximately $167.0 million (or 39.2 %) compared to fiscal 1998, primarily due to the related increase in home sales revenues. Cost of home sales as a percentage of home sales revenues decreased to 84.2% from 85.0% as a result of the product mix of homes delivered.

     Cost of land sales decreased approximately $2.2 million (or 17.2%) during fiscal 1999 as compared to fiscal 1998, primarily as a result of the decrease in land sales. Costs of land sales as a percentage of land sales increased to 94.9% from 91.8% as a result of the mix of land sold.

     The Company's selling, marketing, general and administrative ("S,G&A") expenses increased approximately $18.3 million (or 34.6%) during fiscal 1999 as compared to fiscal 1998, primarily as a result of increased selling costs associated with the greater number of active subdivisions and homes closed. S, G & A expenses as a percentage of total revenues was consistent with fiscal 1998.

     Financial services income increased $1.3 million during fiscal 1999 as compared to fiscal 1998. This increase in income is due to an increase in mortgages closed during fiscal 1999. The increase in mortgages closed is directly attributable to the increase in originations during fiscal 1999.

     Fiscal 1999 income before income taxes increased $17.3 million
(or 60.9%) as compared to fiscal 1998, primarily due to the increase in revenues from home sales and a decrease in cost of home sales as a percentage of home sales.

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

     Cash flow from operations has improved as a result of increased revenue from all homebuilding divisions. The Company anticipates that cash flow from operations before inventory additions will continue to increase in fiscal year 2000 as a result of increased new home deliveries.

     In September 1999, The Company announced a stock repurchase program. The Board of Directors approved the repurchase of up to 500,000 shares of outstanding common stock. As of November 10, 1999, the Company had repurchased 200,500 shares.

     In April, 1999, the Company sold $100,000,000 aggregate principal amount of 9 1/4% Series B Senior Notes due 2008 (the "Series B Notes") at a price to investors of 98.75% of the principal amount thereof. The net proceeds to the Company from such sale were approximately $96.6 million.
The Company used the net proceeds primarily to repay $51.1 million, which represented substantially all of the outstanding amounts under the Company's $100 million unsecured revolving credit agreement and the remainder for working capital and general corporate purposes, including land acquisition.

    During 1998, approximately $14.6 million aggregate principal amount of the 7% Convertible Subordinated Notes due 2003 were redeemed and the remaining $15.4 million principal amount of such notes were converted by the holders thereof into 1,100,129 shares of the Company's Common Stock.

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

     In June 1998, the Company sold $50,000,000 aggregate principal amount of Series B Notes at a price to investors of 98.5% of the principal amount thereof. The net proceeds to the Company from such sale were approximately $48.0 million. The Company used the net proceeds primarily to redeem all of the $40 million aggregate principal amount of its 11-3/4% Senior Notes due 2000 outstanding at a price of 105.875% of the principal amount thereof and the remainder to repay outstanding amounts under the Credit Facility. On August 24, 1998, the Company completed an exchange of the Series B Notes and substantially all of the New Notes for approximately $150,000,000 aggregate principal amount of 9-1/4% Series C Senior Notes due 2008.

    At October 31, 1999, the Company had outstanding homebuilding borrowings of approximately $253.6 million and $9.8 million of letters of credit outstanding. The Company believes that funds generated from operations and expected borrowing availability under the Credit Facility will be sufficient to fund the Company's working capital requirements during fiscal 2000, with the exception of major land acquisitions, if any. For a further description of the Company's borrowings, see Note 4 of the Company's Consolidated Financial Statements.

     In addition, PHMC has a warehouse line of credit for $40.0 million which is guaranteed by the Company. At October 31, 1999 the outstanding balance was $26.8 million to service origination of mortgage loans. The Company believes that this line is sufficient for its mortgage banking operation for the 2000 fiscal year. For further description of PHMC's warehouse line see Note 3 of the Company's Consolidated Financial Statements.

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

     Debt Service. Scheduled and estimated maturities of the Company's homebuilding borrowings aggregate approximately $1.9 million during fiscal 2000. The Company anticipates that it will fund the maturities of its debt and required expenditures relating to its developments primarily with cash flow from operations and existing credit lines. See "Note 4 of Notes to the Company's Consolidated Financial Statements."

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

Risk Relating to the "Year 2000 Issue"

     The Company has done an assessment of the homebuilding and corporate operations that utilize the significant information technology ("IT") system and non-IT systems ("Systems) (embedded technology such as microprocessors in office equipment). The Company believes that the IT system is Year 2000 compliant in all material respects.

     The Company has replaced certain non-compliant Systems. These Systems are not critical to the material operations of the Company. The Company believes replacement or upgrading of all significant non-compliant Systems has occurred. The Company does not believe that the non-compliant Systems, if any, pose a material risk to the financial condition of the Company and the cost of replacing, upgrading or otherwise changing the non-compliant Systems will have a material adverse effect. The Company cannot currently determine to what extent the Year 2000 issue will affect the Systems of governmental agencies on which the Company is dependent for zoning, building permits and related matters that are critical to the Company's operation.

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

     The Company's Year 2000 contingency plan is to resort to the use of manual business tracking processes which could delay normal day-to-day back office activities, but which would not interfere with the Company's ability to complete the construction of homes or close home sales. This worst-case scenario, is therefore, not expected to have a material adverse effect upon the Company's liquidity, financial position or results of operations.

     While there can be no assurance that no legal claims will arise due to perceived or real Year 2000 issues, the Company does not expect a material impact on its liquidity, financial position or results of operations caused by internal Year 2000 issues or by possible claims asserted by third parties.


Future Adoption of New Accounting Statements

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred.

     Both SOP 98-1 and 98-5 were adopted by the Company in 1999. The adoption of these statements did not impact the Company's financial position or results of its operations.
















Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               Page
                                                               ----

Report of Independent Certified Public Accountants               25

Consolidated Balance Sheets
  as of October 31, 1999 and 1998                                26

Consolidated Statements of Income
  For the Years Ended October 31, 1999, 1998 and 1997            27

Consolidated Statements of Shareholders' Equity
  For the Years Ended October 31, 1999, 1998 and 1997            29

Consolidated Statements of Cash Flows
  For the Years Ended October 31, 1999, 1998 and 1997            31

Notes to Consolidated Financial Statements                       32

Consolidated Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts                  50

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors
Engle Homes, Inc.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Engle Homes,Inc., and subsidiaries as of October 31, 1999 and 1998 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1999. We have also audited Schedule II, Valuation and Qualifying Accounts listed in the accompanying index. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Engle Homes, Inc. and subsidiaries at October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1999 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.



Miami, Florida                               BDO SEIDMAN, LLP
November 10, 1999

                      ENGLE HOMES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                                    October 31,
                                               --------------------
                                                 1999        1998
                                               --------    --------
                     ASSETS
CASH
  Unrestricted                                 $ 60,944    $ 20,041
  Restricted                                      2,092       1,074
INVENTORIES                                     386,804     352,620
PROPERTY AND EQUIPMENT, net                       6,221       4,339
OTHER ASSETS                                     23,760      19,925
GOODWILL, net of accumulated
amortization of $1,829 and $1,485,respectively    5,155       5,291
DEFERRED TAX ASSET                                2,594       2,368
MORTGAGE LOANS HELD FOR SALE                     27,323      25,770
                                               --------    --------
   TOTAL ASSETS                                $514,893    $431,428
                                               ========    ========
             LIABILITIES
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES       $ 31,771    $ 26,570
CUSTOMER DEPOSITS                                16,279      12,227
BORROWINGS                                        5,457      55,856
SENIOR NOTES PAYABLE, net of unamortized
  discount of $1,822 and $719, respectively     248,178     149,281
FINANCIAL SERVICE BORROWINGS                     26,776      25,770
                                               --------    --------
   TOTAL LIABILITIES                           $328,461    $269,704
                                               --------    --------


             SHAREHOLDERS' EQUITY

PREFERRED STOCK, $.01 par,
shares authorized 1,000,000;  none issued
COMMON STOCK, $.01 par shares authorized
25,000,000; issued and outstanding
11,047,977 and 11,169,237, respectively             110         112
ADDITIONAL PAID-IN CAPITAL                      102,060     103,134
RETAINED EARNINGS                                84,262      58,478
                                               --------    --------
   TOTAL SHAREHOLDERS' EQUITY                   186,432     161,724
                                               --------    --------

                                               $514,893    $431,428
                                               ========    ========

          See accompanying notes to consolidated financial statements

                     ENGLE HOMES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                          For the Year Ended October 31,
                                      --------------------------------------
                                        1999           1998           1997
                                      --------       --------       --------
REVENUES
Sales of homes                        $704,563       $501,009       $404,407
Sales of land                           11,236         14,019          7,685
Rent and other                           3,450          2,799          1,513
Financial services                      22,691         18,213         11,690
                                      --------       --------       --------
                                       741,940        536,040        425,295
                                      --------       --------       --------
COSTS AND EXPENSES
Cost of sales-homes                    593,046        426,054        345,295
Cost of sales-land                      10,659         12,867          7,095
Selling, marketing, and
  general and administrative            71,079         52,815         39,620
Depreciation and amortization            5,604          3,162          2,374
Financial services                      15,907         12,772          9,012
                                      --------       --------       --------
                                       696,295        507,670        403,396
                                      --------       --------       --------
INCOME BEFORE INCOME TAXES AND
EXTRAORDINARY ITEMS                     45,645         28,370         21,899
  Provision for income taxes            17,619         10,922          8,431
                                      --------       --------       --------
INCOME BEFORE EXTRAORDINARY ITEMS       28,026         17,448         13,468

  Loss on extinguishments of debt,
  net of income taxes of $1,636                        (2,612)
                                      --------       --------       --------
NET INCOME                            $ 28,026       $ 14,836       $ 13,468
                                      ========       ========       ========
Income per share before
extraordinary items
  Basic                               $   2.50       $   1.75       $   1.94
  Diluted                             $   2.49       $   1.70       $   1.58

Extraordinary items
  Basic                                              $  (0.26)
  Diluted                                            $  (0.25)

Net income per share
  Basic                               $   2.50       $   1.49       $   1.94
  Diluted                             $   2.49       $   1.45       $   1.58

Shares used in earnings per
share calculations
  Basic                                 11,196          9,974          6,931
  Diluted                               11,275         10,578          9,246

          See accompanying notes to consolidated financial statements

                      ENGLE HOMES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              (in thousands)
                                Common Stock    Additional
                             -----------------   Paid-In   Retained
                              Shares    Amount    Capital  Earnings  Total
                             ---------- ------   --------  -------- -------
Amounts at October 31, 1996       6,929   $ 69    $48,523  $32,900  $81,492

 Net income                                                 13,468   13,468
 Dividends to shareholders                                  (1,109)  (1,109)
 Distribution in connection
   with land purchase                                (694)             (694)

 Common Stock issued in
   connection with employee
   stock bonus plan                   3                23                23
                             ----------   ----   --------  -------  -------
Amounts at October 31, 1997       6,932    $69    $47,852  $45,259  $93,180

 Net income                                                 14,836   14,836
 Dividends to shareholders                                  (1,617)  (1,617)

 Issuance of common stock         3,105     31     39,481            39,512
 Common stock issued in
  connection with
  conversion of debt              1,100     11     15,391            15,402

 Common stock issued in
  connection with employee
  stock bonus plan                   15               237               237

 Common stock issued in
  connection with exercise
  of stock options                   17      1        173               174
                             ----------   ----   --------  ------- --------
Amounts at October 31, 1998      11,169   $112   $103,134  $58,478 $161,724

 Net Income                                                 28,026   28,026
 Dividends to shareholders                                  (2,242)  (2,242)

 Common stock issued in
  connection with employee
  stock bonus plan                   69               882               882

 Common stock issued in
  connection with exercise
  of stock options                   10                96                96

 Common stock purchased in
  connection with Company's
  share repurchase plan            (200)    (2)    (2,052)           (2,054)
                             ----------   ----    -------- ------- --------
Amount at October 31, 1999       11,048   $110    $102,060 $84,262 $186,432
                             ==========   ====    ======== ======= ========

       See accompanying notes to consolidated financial statements

                           ENGLE HOMES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                             For the Year Ended October 31,
                                             ------------------------------
                                               1999       1998       1997
                                             --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                  $ 28,026   $ 14,836   $ 13,468
 Adjustments to reconcile net income to net
    cash provided (required) by operating
    activities:
 Depreciation and amortization                  5,604      3,162      2,374
 Impairment loss                                2,690        852      2,156
 Extraordinary loss on extinguishment of debt              2,612
 Deferred tax provision (benefit)                (226)       808     (2,626)
 Employee stock compensation                      882        237         23
Changes in assets and liabilities:
 (Increase) decrease in restricted cash        (1,018)       (93)     2,457
 (Increase) in inventories                    (36,874)  (123,364)   (11,700)
 (Increase) decrease in other assets           (2,699)    (2,133)     3,232
 (Increase) in mortgages held for sale         (1,553)   (11,241)    (1,523)
  Increase (decrease) in accounts payable and
    accrued expenses                            5,201      5,403     (5,003)
  Increase (decrease) in deposits               4,052      4,755     (4,532)
  Increase in financial service borrowings      1,006     11,241      1,523
                                             --------   --------   --------
Net cash provided (required) by operating
  activities                                    5,091    (92,925)      (151)
                                             --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment          (6,176)    (3,951)    (1,282)
Proceeds from sale of property                                          592
                                             --------   --------   --------
Net cash required by investing activities      (6,176)    (3,951)      (690)
                                             --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in borrowings                         22,000    196,378     47,510
Repayment of borrowings                       (72,399)  (222,555)   (47,563)
Proceeds from issuance of senior debt          96,587    145,875
Redemption of bonds                                      (56,415)
Proceeds from issuance of common stock                    39,512
Repurchase of common stock                     (2,054)
Distributions to shareholders                  (2,242)    (1,617)    (1,803)
Proceeds from exercise of stock options            96        174
                                             --------   --------   --------
Net cash provided (required)
    by financing activities                    41,988    101,352     (1,856)
                                             --------   --------   --------
NET INCREASE (DECREASE) IN CASH                40,903      4,476     (2,697)
CASH AT BEGINNING OF PERIOD                    20,041     15,565     18,262
                                             --------   --------   --------
CASH AT END OF PERIOD                        $ 60,944   $ 20,041   $ 15,565
                                             ========   ========   ========

             See accompanying notes to consolidated financial statements

                      ENGLE HOMES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Business:

     Engle Homes, Inc. and subsidiaries ("the Company") is engaged principally in the construction and sale of residential homes and land development. The Company's primary market is Florida with divisions in Dallas, Texas; Denver, Colorado; Virginia; Raleigh, North Carolina; Phoenix, Arizona; and Atlanta, Georgia. Ancillary products and services to its residential home building include land sales to other builders, origination and sale of mortgage loans and title services. The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Asset Impairments:

     The Company periodically reviews the carrying value of certain of its assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected future cash flows of such assets to determine if such sum is less than the carrying value of such assets to ascertain if a permanent impairment exists. If a permanent impairment exists, the Company would determine the fair value by using quoted market prices, if available, for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets and would recognize the impairment through a charge to operations.

Cash:

     Unrestricted cash includes amounts in transit from title companies for home closings and highly liquid investments with an initial maturity of three months or less.

     Restricted cash consists of amounts held in escrow as required by purchase contracts or by law for rental security deposits and compensating balances for various open letters of credit.



Inventories:

     Inventories are stated at the lower of cost or fair value. Inventories under development or held for development are stated at an accumulated cost unless such cost would not be recovered from the cash flows generated by future disposition. In this instance, such inventories are recorded at fair value. Inventories to be disposed of are carried at the lower of cost or fair value less cost to sell.

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


Goodwill:

     The Company has classified the excess of cost over the fair value of the net assets of companies acquired in purchase transactions as goodwill. Goodwill is being amortized on a straight-line method over 20 years. Amortization charged to operations amounted to $343,871 in fiscal 1999, and $336,550 in fiscal 1998 and 1997, respectively.

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

Selling and Marketing:

     Certain selling and marketing costs associated with residential projects are deferred and amortized as closings related to those sales occur and revenue is recognized. The Company amortized selling and marketing cost of approximately $50,600,000, $37,600,000, and $27,800,000 in 1999,
1998 and 1997, respectively.


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

New Accounting Pronouncements:

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred.

     Both SOP 98-1 and 98-5 were adopted by the Company in 1999. The adoption of these statements did not impact the Company's financial position or results of its operations.


NOTE 2-INVENTORIES

Inventories consist of  (dollars in thousands):
                                                        October 31,
                                                    --------------------
                                                      1999        1998
                                                    --------    --------
Land and improvements for residential
 homes under development                            $275,373    $269,044
Residential homes under construction                 111,431      83,576
                                                    --------    --------
                                                    $386,804    $352,620
                                                    ========    ========

Included in inventory is the following (dollars in thousands):
                                       For the Year Ended October 31,
                                     ---------------------------------
                                       1999         1998         1997
                                     -------      -------      -------
Interest capitalized,
 beginning of period                 $16,326      $16,378      $16,821
Interest incurred and capitalized     22,098       17,757       15,623
Amortized to cost of sales - homes   (18,625)     (16,150)     (15,254)
Amortized to cost of sales - land       (594)      (1,659)        (812)
                                     -------      -------      -------
Interest capitalized, end of period  $19,205      $16,326      $16,378
                                     =======      =======      =======

Included in cost of sales - homes during the years ended October 31, 1999, 1998, and 1997, are impairment losses of approximately $2,690,000, $852,000, and $2,200,000, respectively, to reduce certain projects under development to fair value.









NOTE 3 - FINANCIAL SERVICES

     Financial service revenue and expenses consist of the following (dollars in thousands):


                                          For the Year Ended October 31,
                                        -----------------------------------
                                         1999           1998         1997
                                        -------       -------       -------
Revenue:
   Mortgage Services                    $ 9,745       $ 6,661       $ 4,133
   Title Services                        12,946        11,552         7,557
                                        -------       -------       -------
Total Financial Service Revenue          22,691        18,213        11,690
                                        =======       =======       =======
Expenses:
   Mortgage Services                      5,517         4,234         2,860
   Title Services                        10,390         8,538         6,152
                                        -------       -------       -------
Total Financial Service Expense          15,907        12,772         9,012
                                        -------       -------       -------
Total Financial Service Income Before
   Income Taxes                         $ 6,784       $ 5,441       $ 2,678
                                        =======       =======       =======

     The Company's mortgage subsidiary has established a $40.0 million line of credit at LIBOR plus 1.25% (6.66% at October 31, 1999), expiring May 2000 to finance mortgage originations. As of October 31, 1999 the balance outstanding under the line of credit was approximately $26.8 million.








NOTE 4 - BORROWINGS (dollars in thousands)
     Borrowings consist of:
                                                         October 31,
                                                    ---------------------
                                                     1999         1998
                                                    --------     --------
Unsecured borrowings from banks                     $    100     $ 45,000
Senior Notes due 2008, at 9.25%                      250,000      150,000
Mortgages and other debt at interest rates
  ranging from 6% to 9%, maturing through 2000         5,357       10,856
Unamortized discount                                  (1,822)        (719)
                                                    --------     --------
                                                    $253,635     $205,137
                                                    ========     ========

     The Company currently maintains a $100 million unsecured revolving credit agreement (the"Credit Facility") with various banks. Borrowings under the Credit Facility generally bear interest at a fluctuating rate based upon the prime rate, the federal funds rate or LIBOR. All outstanding borrowings under the Credit Facility are due in May 2002. Under the terms of the agreement the Company may request, and the banks shall make an annual determination as to whether or not to extend the maturity of the commitment by one year. Available borrowings under the Credit Facility are limited to certain percentages of finished lots, construction costs, land and land under development.

     The weighted average interest rate of the Company's bank borrowings was 7.8% at October 31, 1999 and 1998, respectively.

     In April, 1999, the Company sold $100,000,000 aggregate principal amount of 9 1/4% Series B Senior Notes due 2008 (the "Series B Notes") at a price to investors of 98.75% of the principal amount thereof. The net proceeds to the Company from such sale were approximately $96.6 million.

     During 1998, the Company redeemed approximately $14.6 million aggregate principal amount of the 7% Convertible Subordinated Notes due 2003 (the "1993 Notes") and the remaining $15.4 million principal amount of the 1993 Notes were converted by the holders thereof into 1,100,129 shares of the Company's Common Stock.

     On February 2, 1998, the Company consummated an underwritten public offering of 3,105,000 shares of the Company's Common Stock and an underwritten public offering of $100,000,000 aggregate principal amount of 9 1/4% Senior Notes due 2008 ("New Notes"). The net proceeds to the Company from these offerings was approximately $137.2 million.

     In June 1998, the Company sold $50,000,000 aggregate principal amount of 9-1/4% Series B Senior Notes due 2008 (the "Series B Notes") at a price to investors of 98.5% of the principal amount thereof. The net proceeds to the Company from such sale were approximately $48.0 million. The Company used a portion of the net proceeds to redeem all of the then outstanding $40 million aggregate principal amount of 11-3/4% Senior Notes due 2000 outstanding at a price of 105.875% of the principal amount thereof

     On August 24, 1998, the Company completed an exchange of the Series B Notes and substantially all of the New Notes for approximately $150,000,000 aggregate principal amount of 9-1/4% Series C Senior Notes due 2008.

     Maturities of borrowings are as follows:

                  Year Ended October 31,
                       2000                        1,921
                       2001                        2,850
                       2002                          686
                       2003
                       2004
                 Thereafter                      250,000
                                                --------
                                                $255,457
                                                ========

     The aggregate fair market value of the $250 million senior notes, based upon their quoted market price as of October 31, 1999, was $220 million.
All other borrowings, due to their relative short-term maturity, approximate fair market value as of October 31, 1999.

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

     Summarized financial information of guarantor subsidiaries are as follows (dollars in thousands):

                                Engle     Guarantor
                                Homes,    Subsidi-  Eliminating
October 31, 1999                Inc.      aries     Entries     Consolidated
------------------              --------  --------  ----------  ------------
Total Assets                    $278,312  $500,344  $(263,763)      $514,893
Total Liabilities                258,143   334,081   (263,763)       328,461
Total Revenues                       345   741,595                   741,940
Cost of Sales Homes and Land       1,063   602,642                   603,705
Net (Loss)/Income                (10,700)   38,726                    28,026

October 31, 1998
------------------
Total Assets                    $239,225  $421,275  $(229,072)      $431,428
Total Liabilities                189,333   309,443   (229,072)       269,704
Total Revenues                     7,430   528,610                   536,040
Cost of Sales Homes and Land       6,387   432,534                   438,921
Net (Loss) Income                (12,096)   26,932                    14,836

October 31, 1997
------------------
Total Assets                    $176,252  $247,966  $(135,806)      $288,412
Total Liabilities                184,221   146,817   (135,806)       195,232
Total Revenues                    46,299   378,996                   425,295
Cost of Sales Homes and Land      58,506   293,884                   352,390
Net Income                         3,238    10,230                    13,468


NOTE 5 - EARNINGS PER SHARE

     During the first quarter of fiscal 1998, the Company adopted SFAS No.
128, "Earnings Per Share."  As a result, all previously reported earnings per share data has been restated to conform with SFAS No. 128.  Basic and diluted earnings per share before extraordinary items are calculated as follows:
                                                   For the Years Ended
                                                        October 31,
                                              ---------------------------
                                                1999       1998     1997
                                              -------    -------   ------
Basic:
  Income before
  extraordinary items                         $28,026    $17,448  $13,468

  Weighted average number of
  shares outstanding                           11,196      9,974    6,931
                                              -------    -------   ------
  Basic earnings per share                       2.50       1.75     1.94
                                              =======    =======   ======
Diluted:
  Income before
  extraordinary items                          28,026     17,448   13,468

  Interest on 7% convertible
  debentures reflected in cost
  of sales, net of tax effect                                506    1,114
                                              -------    -------   ------
  Income before extraordinary items
  applicable to diluted common shares         $28,026    $17,954  $14,582
                                              =======    =======   ======

Weighted average number of
common shares outstanding                      11,196      9,974    6,931

Weighted average shares
issuable from assumed
exercise of 7% convertible
debentures                                                   411    2,143

Options to acquire common stock                    79        193      172
                                               ------      -----   ------
Diluted weighted average
common shares outstanding                      11,275     10,578    9,246
                                               ------     ------   ------
Diluted earnings per share before
extraordinary items                            $ 2.49     $ 1.70   $ 1.58
                                               ======     ======   ======


NOTE 6 - STOCK BASED COMPENSATION

     At October 31, 1999, the Company has a fixed stock option plan which is described below. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the Plan. Under APB Opinion 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Under the 1991 Stock Option Plan ("the Plan"), as amended, options were authorized to be granted to purchase 1,000,000 common shares of the Company's stock at not less than the fair market value at the date of the grant. Options expire ten years from the date of grant, and typically vest evenly over a five year period.

     SFAS Statement No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost associated with options granted under the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS Statement No.
123. During the year ended October 31, 1999, the Company granted 10,000 options to purchase shares of the Company's common stock at $12.75 and 110,000 options at $10.88, the closing prices on the date of each grant. During the year ended October 31, 1998, the Company granted 300,000 options to purchase shares of the Company's common stock at $13.75, the closing price on the date of grant. There were no options granted during the year ended October 31, 1997. The Company's pro forma net income and income per share under the accounting provisions of SFAS Statement No. 123 did not materially differ from the reported amounts and are presented below.

Year ended October 31, 1999 and 1998
                                                      1999         1998
                                                    -------      -------
     Net income, as reported                        $28,026      $14,836
     Estimated stock compensation costs                (512)        (187)
                                                    -------      -------
     Pro forma net income                            27,514      $14,649
                                                    =======      =======
     Pro forma net income per share - Basic         $  2.46      $  1.47
     Pro forma net income per share - Diluted       $  2.44      $  1.43

The Black-Scholes method was used to compute the pro forma amounts presented above, utilizing the weighted average assumptions summarized below. The weighted average fair value of options granted was $4.76 and $6.80 for the years ended October 31, 1999 and 1998, respectively.

                                                      1999         1998
                                                    -------      -------
     Risk-free interest rate                          5.15%        5.56%
     Volatility %                                    45.83%       46.50%
     Expected life (in years)                        7 years      7 years
     Dividend yield rate                              2.00%        1.00%

     A summary of the status of the Plan as of October 31, 1999, 1998 and
1997, and changes during the years then ended on those dates are presented below:
                         As of              As of              As of
                   October 31, 1999     October 31, 1998    October 31, 1997
                   ----------------     ----------------    ----------------
                         Weighted               Weighted           Weighted
                          Average                Average            Average
                          Exercise               Exercise           Exercise
                   Shares  Price       Shares     Price              Price
                   ------- ------      -------   ------     ------- --------
Outstanding at
 beginning of year 895,200 $11.81      612,500   $10.77     612,500   $10.77
Granted            120,000  11.04      300,000    13.75
Exercised          (10,200)  9.49      (17,300)   10.07
Forfeited          (15,000) 11.68
                   ------- -----       -------   ------     -------   ------
Outstanding at
 end of year       990,000 $11.74      895,200   $11.81     612,500   $10.77
                   ======= ======      =======   ======     =======    =====
Options exercisable
 at year-end       610,400 $11.24      531,160   $11.05     508,000   $11.10
Weighted average
 fair value of
 options granted
 during the year           $ 4.76                $ 6.80

The following table summarizes information about fixed options outstanding at October 31, 1999:
Options Outstanding                                   Options Exercisable
----------------------------------------------------  ----------------------
                              Weighted
                              Average       Weighted               Weighted
                 Number       Remaining     Average   Number       Average
Range of         Outstanding  Contractual   Exercise  Exercisable  Exercise
Exercise Prices  at 10/31/99  Life          Price     at 10/31/99  Price
$9.00 to $11.50    690,000     3.9 years     $  10.86   550,400     $ 10.96


   $13.75          300,000     8.6 years     $  13.75    60,000     $ 13.75

---------------  -----------  -----------   --------  -----------  --------

     During fiscal 1997 the Company established the 1997 Performance Bonus Plan (the "Bonus Plan"). In fiscal 1998, the Company amended the Bonus Plan to provide for the issuance of up to 250,000 shares at "Fair Market Value" to certain executives and employees of the Company. The Company issued 69,000 shares valued at approximately $882,000, 15,115 shares valued at approximately $237,000, and 2,493 shares valued at approximately $24,000 during fiscal year 1999, 1998, and 1997, respectively.



NOTE 7 - INCOME TAXES

     The income tax provision in the consolidated statements of income consists of the following components (dollars in thousands):
                                For the Years Ended October 31,
                               ---------------------------------
                                 1999         1998         1997
                               -------      -------       ------
Current:
    Federal                    $15,287       $8,657       $9,467
    State                        2,558        1,457        1,589
                               -------      -------      -------
                               $17,845      $10,114      $11,056
                               -------      -------      -------
 Deferred:
    Federal                       (194)         691       (2,250)
    State                          (32)         117         (375)
                               -------       ------       ------
                                  (226)         808       (2,625)
                               -------      -------       ------
         Total                 $17,619      $10,922       $8,431
                               =======      =======       ======

     The provision for income taxes was different from the amount computed by applying the statutory rate due to the effect of state income taxes.

  Temporary differences which gave rise to deferred income tax assets and liabilities at October 31, 1999 and 1998 are as follows (dollars in thousands):
                                                        October 31,
                                                    --------------------
                                                      1999        1998
                                                    -------      -------

Deferred tax liabilities:
  Differences in reporting selling and
  marketing costs for tax purposes                  $ 1,300      $ 1,131
  Other                                                 155          126
                                                    -------      -------
Gross deferred tax liabilities                      $ 1,455      $ 1,257

Deferred tax assets:
  Inventory                                           3,347        2,670
  Property and equipment                                550          442
  Income recognized for tax purposes
  and deferred for financial reporting
  purposes                                              152          513
                                                    -------      -------
Gross deferred tax assets                             4,049        3,625
                                                    -------      -------
Net deferred tax asset                              $(2,594)     $(2,368)
                                                    =======      =======

NOTE 8-COMMITMENTS AND CONTINGENCIES

     The Company is subject to the normal obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of its business. The Company is committed under various letters of credit and performance bonds which are required for certain development activities, deposits on land and lot purchase contract deposits. Outstanding letters of credit and performance bonds under these arrangements totaled approximately $45.5 million at October 31, 1999.

     The Company and its subsidiaries occupy certain facilities, including the Company's headquarters in Boca Raton, Florida, under lease arrangements. Rent expense, net of sublease income, amounted to $333,643, $331,749, and $293,541 in fiscal 1999, 1998 and 1997, respectively. Future minimum rental commitments for operating leases with non-cancelable terms in excess of one year are $800,000 per year through 2006. Sublease income is derived primarily from tenants occupying space under month-to-month and annual leases.

     The Company has a defined contribution plan established pursuant to
Section 401(k) of the Internal Revenue Code. Employees contribute to the plan a percentage of their salaries, subject to certain dollar limitations, and the Company matches a portion of the employees' contributions. The Company's contribution to the plan for the years ended October 31, 1999, 1998, and 1997 amounted to $181,000, 108,000, and 93,000, respectively.

     The Company entered into an agreement with its Chairman of the Board, President, and Chief Executive Officer, effective November 1, 1998. The agreement provides for an initial term of five years and automatically extends for an additional year each anniversary. Under the agreement, the executive is entitled to receive a base salary of $500,000, subject to annual increases based on the Consumer Price Index and/or merit, and a bonus in the event that the Company's Adjusted Pre-Tax Income for the fiscal year, as defined, equals or exceeds 10% of the Average Stockholder's Equity for the year, as defined. Compensation under this agreement aggregated approximately $1,600,000 for the fiscal year ended October 31, 1999.

     The Company has entered into an agreement with an insurance company to underwrite Private Mortgage Insurance on certain loans originated by PHMC. Under the terms of the agreement, the Company shares in premiums generated on the loans and is exposed to losses in the event of loan default. At October 31, 1999, the Company's maximum exposure to losses relating to loans insured is approximately $750,000, which is further limited to the amounts held in Trust of approximately $145,000. The Company minimizes the credit risk associated with such loans through credit investigations of customers as part of the loan origination process and by monitoring the status of the loans and related collateral on a continuous basis.

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






NOTE 9 - QUARTERLY RESULTS FOR 1999 and 1998 (unaudited)

     Quarterly results for the years ended October 31, 1999 and 1998 follow
(dollars in thousands, except per share amounts):
1999                           1st           2nd          3rd         4th
                             Quarter       Quarter     Quarter     Quarter
                             --------      --------    --------    --------
Revenues                     $150,719      $182,497    $203,627    $205,097
Income before income taxes      7,663        11,052      13,064      13,866
Net Income                      4,705         6,786       8,021       8,514
Net income per share
 Basic                           0.42          0.61        0.71        0.76
 Diluted                         0.42          0.60        0.71        0.76
Shares used in earnings
 per share calculation:
   Basic                       11,182        11,197      11,219      11,185
   Diluted                     11,313        11,239      11,350      11,206

1998
Revenues                     $ 90,409      $124,343    $156,825    $164,463
Income before income taxes
 and extraordinary items        4,709         6,047       8,168       9,446
Income before extraordinary
 items                          2,896         3,719       5,023       5,810
Net income per share before
 extraordinary items
   Basic                         0.42          0.35        0.45        0.52
   Diluted                       0.37          0.34        0.44        0.51
Shares used in earnings
 per share calculation:
   Basic                        6,976        10,634      11,152      11,166
   Diluted                      8,226        10,837      11,369      11,297


     Quarterly and year to date computation of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

NOTE 10 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                             For the Year Ended October 31,
                                             ------------------------------
                                               1999        1998      1997
                                             --------   --------   --------
   Interest paid                             $ 20,487   $ 16,115   $ 15,623
                                             ========   ========   ========
   Income taxes paid                         $ 16,418   $ 10,950   $ 10,324
                                             ========   ========   ========



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

                  10.2 Indemnification Agreement between the Registrant and each of its directors and certain executive officers, hereby incorporated by reference to
                           Exhibit 10.2 of the Company's Registration
                           Statement of Form S-1 (File No. 33-58678).
                  10.3 Asset Purchase Agreement, dated May 13, 1994, among Engle Homes, Inc., Park Homes West, Inc. and David H. Feinberg, and Amendment No. 1 thereto, dated June 14, 1994, hereby incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K, dated June 28, 1994.
                  10.4 Registrant's Amended and Restated 1997 Bonus Performance Plan (Compensatory Plan), hereby incorporated by reference to Exhibit B of Registrant's Proxy Statement for its 1998 Annual Meeting.
                  10.5 Credit Agreement, dated as of May 28, 1998, by and among the Registrant, as Borrower, the Banks named therein, SunTrust Bank, South Florida, National Association, a national banking association, as Administrative Agent, and NationsBank, N.A., a national banking association, as Documentation Agent, hereby incorporated by reference to Exhibit 10.6 of the Registrant's Registration Statement on Form S-4 (File No. 333-59057).
                  10.6 First Amendment, dated as of May 26, 1999, to the Credit Agreement, dated as of May 28, 1998, by and among the Registrant, as Borrower, the Banks named therein, SunTrust Bank, South Florida, National Association, a national banking association, as Administrative Agent, and NationsBank, N.A., a national banking association, as Documentation Agent, hereby incorporated by reference to Exhibit 10.7 of the Registrant's Registration Statement on Form S-4 (File No. 333-80389).
                  21.1     Subsidiaries of the Registrant
                  23.1     Consent of BDO Seidman, LLP
                  27.1     Financial Data Schedule


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


                                            ENGLE HOMES, INC.

                                        By /s/ ALEC ENGELSTEIN
                                         ----------------------

                                         Alec Engelstein
                                      Chairman of the Board, President
Dated:  November 18, 1999               and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:


Signatures                  Title                                  Date


/s / ALEC ENGELSTEIN    Chairman of the Board,             November 18, 1999
--------------------    President and Chief
                        Executive Officer(Principal
                        Executive Officer)


/s/ DAVID SHAPIRO       Vice President-Finance, Chief      November 18, 1999
-----------------       Financial Officer and Director
David Shapiro           (Principal Financial Officer)

/s/ PAUL LEIKERT        Senior Vice President - Chief      November 18, 1999
----------------        Accounting Officer
Paul Leikert            (Principal Accounting Officer)

/s/ HARRY ENGELSTEIN    Executive Vice President,          November 18, 1999
--------------------    Chief Construction Officer
Harry Engelstein        and Director

/s/ JOHN A. KRAYNICK     Senior Vice President             November 18, 1999
--------------------     and Director
John A. Kraynick

/s/ HENRY H. FISHKIND    Director                          November 18, 1999
---------------------
Henry H. Fishkind

/s/ RONALD J. KORN       Director                          November 18, 1999
------------------
Ronald J. Korn

/s/ ALAN L. SHULMAN      Director                          November 18, 1999
-------------------
Alan L. Shulman

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

Greenleaf Homes, Inc.                             Florida

Pembroke Falls Realty, Inc.                       Florida

Engle Homes/Arizona Construction, Inc.            Arizona

Universal Land Title of Colorado, Inc.            Colorado

Universal Land Title of Texas, Inc.               Texas

Engle Homes/Jacksonville, Inc.                    Florida

Engle Homes Realty, Inc.                          Georgia

Engle Homes Delaware, Inc.                        Delaware

Engle Homes Financing, Inc.                       Delaware


                                                               SCHEDULE II

                      ENGLE HOMES, INC AND SUBSIDIARIES
                      Valuation and Qualifying Accounts
                 Years ended October 31, 1999, 1998 and 1997
                           (amounts in thousands)


                               Balance   Additions
                                 at      charged to               Balance
                              beginning  costs and                at end
Description                    of year   expenses    Deductions   of year
----------------------------  ---------  --------   -----------   -------
Year ended October 31, 1999
     Valuation allowance        1,216      2,690       2,177       1,729


Year ended October 31, 1998
     Valuation allowance        2,027        852       1,663       1,216

Year ended October 31, 1997
     Valuation allowance        1,948      2,156       2,077       2,027









                                                            EXHIBIT 23.1


          CONSENT OF INDEPENDENTLY CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Engle Homes, Inc.


     We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 33-74358, 33-80083, 333-39223, 333-59023,
and 333-59025) of Engle Homes, Inc. (the "Company"), of our report dated November 10, 1999, relating to the consolidated financial statements and schedule of the Company, appearing in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.




Miami, Florida                                           BDO Seidman, LLP
November 18, 1999