Form 10-Q
period 2000-01-31
ENGLE HOMES INC /FL
filed 2000-02-16
CIK 880034

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

(Mark One)

x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---- EXCHANGE ACT OF 1934

For the quarterly period ended         January 31, 2000
                                       ----------------
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
YES   x     NO
   ------      ------
Number of shares of common stock outstanding as of January 31, 2000: 11,038,996

                    PART I. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS

               ENGLE HOMES, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets
                    (dollars in thousands)
                                               January 31,  October 31,
                                                  2000         1999
                                               -----------  -----------
                                               (Unaudited)
                      ASSETS

CASH
  Unrestricted                                   $  33,848  $   60,944
  Restricted                                         2,298       2,092
INVENTORIES                                        418,900     386,804
PROPERTY AND EQUIPMENT, net                          6,037       6,221
OTHER ASSETS                                        27,088      26,354
GOODWILL                                             5,068       5,155
MORTGAGE LOANS HELD FOR SALE                        16,668      27,323
                                                 ---------  ----------
     TOTAL ASSETS                                $ 509,907   $ 514,893
                                                 =========  ==========

                    LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES         $  31,850   $  31,771
CUSTOMER DEPOSITS                                   17,535      16,279
BORROWINGS                                           4,850       5,457
SENIOR NOTES PAYABLE                               248,233     248,178
FINANCIAL SERVICES BORROWINGS                       16,329      26,776
                                                 ---------   ---------
     TOTAL LIABILITIES                           $ 318,797   $ 328,461
                                                 ---------   ---------

               SHAREHOLDERS' EQUITY

PREFERRED STOCK, $.01 par, share authorized
  1,000,000, none issued
COMMON STOCK, $.01 par, shares authorized
  25,000,000; issued and outstanding 11,038,996
  and 11,047,977, respectively                         110         110
ADDITIONAL PAID-IN CAPITAL                         101,912     102,060
RETAINED EARNINGS                                   89,088      84,262
                                                 ---------   ---------
     TOTAL SHAREHOLDERS' EQUITY                    191,110     186,432
                                                 ---------   ---------
                                                 $ 509,907   $ 514,893
                                                 =========   =========




See accompanying notes to condensed consolidated financial statements.


                                        2

                         ENGLE HOMES, INC. AND SUBSIDIARIES
                         Consolidated Statements of Income
                                   (Unaudited)
                    (dollars in thousands, except per share data)
                                                          THREE MONTHS ENDED
                                                              JANUARY 31,
                                                         ---------------------
                                                            2000       1999
                                                         ---------  ---------

REVENUES
  Sales of homes                                         $ 154,680  $ 143,034
  Sales of land                                              6,784      1,399
  Rent and other                                             1,170      1,052
  Financial services                                         4,540      5,234
                                                         ---------  ---------
                                                           167,174    150,719
                                                         ---------  ---------
COSTS AND EXPENSES
  Cost of sales - homes                                    129,855    121,255
  Cost of sales - land                                       6,138      1,323
  Selling, marketing, general
  and administrative                                        17,148     15,483
  Depreciation and amortization                              1,576      1,165
  Financial services                                         3,797      3,830
                                                         ---------  ---------
                                                           158,514    143,056
                                                         ---------  ---------

INCOME BEFORE INCOME TAX                                     8,660      7,663
  Provision for income taxes                                 3,170      2,958
                                                         ---------  ---------
NET INCOME                                               $   5,490  $   4,705
                                                         =========  =========
Net income per share
  Basic                                                  $    0.50  $    0.42
  Diluted                                                $    0.50  $    0.42

Shares used in earnings per
share calculations
  Basic                                                     11,047     11,182
  Diluted                                                   11,081     11,313












See accompanying notes to condensed consolidated financial statements.

                                        3

                      ENGLE HOMES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statement of Shareholders' Equity
                    For the Three Months Ended January 31, 2000
                                 (Unaudited)
                                (in thousands)


                          COMMON STOCK     ADDITIONAL
                         --------------     PAID-IN    RETAINED
                         SHARES  AMOUNT     CAPITAL    EARNINGS    TOTAL
                         ------  ------    ----------  --------- ---------

Amounts at
October 31, 1999         11,048   $ 110     $ 102,060   $ 84,262  $186,432

  Net Income for the
  Three Months Ended
  January 31, 2000                                         5,490     5,490

  Dividends to
  Shareholders                                              (664)     (664)

  Common stock issued
  in connection with
  employee stock bonus
  plan                       38                   365                  365

  Common stock acquired
  in connection with
  stock repurchase plan     (47)                 (513)                (513)
                         ------   -----    ----------  --------- ---------
Amounts at
January 31, 2000         11,039   $ 110     $ 101,912   $ 89,088  $191,110
                         ======   =====    ==========  ========= =========

















See accompanying notes to condensed consolidated financial statements.

                                        4




                      ENGLE HOMES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                              (dollars in thousands)
                                                          THREE MONTHS ENDED
                                                              JANUARY 31,
                                                       ----------------------
                                                          2000        1999
                                                       ----------  ----------

NET CASH REQUIRED BY OPERATING ACTIVITIES              $ (24,300)  $    (474)
                                                       ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net acquisitions of property
   and equipment                                          (1,012)     (2,420)
                                                       ----------  ----------
   Net cash required by investing activities              (1,012)     (2,420)
                                                       ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in borrowings                                              8,989
   Repayment of borrowings                                  (607)     (8,434)
   Distribution to shareholders                             (664)       (447)
   Stock options exercised                                                96
   Repurchase of common stock                               (513)
                                                       ----------  ----------
   Net cash (required) provided by
   financing activities                                   (1,784)        204
                                                       ----------  ----------
NET DECREASE IN CASH                                     (27,096)     (2,690)

CASH AT BEGINNING OF PERIOD                               60,944      20,041
                                                       ----------  ----------

CASH AT END OF PERIOD                                  $  33,848   $  17,351
                                                       ==========  ==========









See accompanying notes to condensed consolidated financial statements.





                                        5

                    ENGLE HOMES, INC. AND SUBSIDIARIES

          Notes to Condensed Consolidated Financial Statements

NOTE 1  BASIS OF PRESENTATION AND BUSINESS

     These statements do not contain all information required by generally accepted accounting principles that are included in a full set of financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Engle Homes, Inc. and subsidiaries ("the Company") at January 31, 2000 and results of its operations and its cash flows for the period then ended and for the period ended January 31, 1999. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Form 10-K for the year ended October 31, 1999. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

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

NOTE 2 INVENTORIES  (dollars in thousands)
                                                       January 31,  October 31,
                                                         2000          1999
                                                       ---------    -----------
Land and improvements for residential homes
under development                                       $ 289,602     $ 275,373
Residential homes under construction                      129,298       111,431
                                                       ---------      ---------
                                                       $ 418,900      $ 386,804
                                                       =========      =========

NOTE 3 CAPITALIZATION OF INTEREST (dollars in thousands)
     Included in inventory is the following:
                                                         For the Three Months
                                                           Ended January 31,
                                                         --------------------
                                                            2000       1999
                                                         ---------  ---------
Interest capitalized,
beginning of period                                      $  19,205  $  16,326
Interest incurred and
capitalized                                                  5,947      4,695
Amortized to cost of sales - homes                           (3,606)    (4,147)
Amortized to cost of sales - land                              (264)       (70)
                                                         ---------  ---------
Interest capitalized, end of period                       $ 21,282   $ 16,804
                                  6                      =========  =========

NOTE 4 SHAREHOLDERS' EQUITY

     On November 15, 1999, the Company declared a cash dividend of $.06 per share to shareholders of record on November 24, 1999, which was paid on December 14, 1999.

     During the first quarter of fiscal year 2000, the Company repurchased 47,500 shares of common stock at an average price of $10.82 per share.


NOTE 5 - EARNINGS PER SHARE

     Basic and diluted earnings per share are calculated as follows:
                                                  For the Three Months
                                                   Ended January 31,
                                                 2000           1999
                                               --------       --------
Basic:
Net Income                                     $  5,490        $ 4,705
Weighted average number of common shares
outstanding                                      11,047         11,182
                                               --------       --------
Basic earnings per share                           0.50           0.42
                                               ========       ========

Diluted:
Net Income                                     $  5,490        $ 4,705
                                               ========       ========
Weighted average number of common shares
outstanding                                      11,047         11,182
Options to acquire common stock                      34            131
                                               --------       --------
Diluted weighted average common shares
outstanding                                      11,081         11,313
                                               --------       --------
Diluted earnings per share                         0.50           0.42
                                               ========       ========
















                                       7
Part 1 - Item II
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

     The following table sets forth for the periods indicated certain items of the Company's financial statements expressed as a percentage of the Company's total revenues:
                                                         For the Three
                                                         Months Ended
                                                          January 31,
                                                       -----------------
                                                        2000      1999
                                                       ------    -------
Total Revenues                                         100.0%    100.0%
Costs of home construction and
land sales                                              81.3      81.3
Selling, marketing, general and
administrative expense                                  10.3      10.3
Income before taxes                                      5.2       5.1

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
                                           January 31,
                                     (dollars in thousands)
                                  2000                     1999
                            ----------------         ----------------
                            Units    Dollars         Units   Dollars
                            -----  ---------         -----  ---------
South Florida                 474    110,100           371  $  80,000
Central Florida               407     87,200           428     86,100
West Coast Florida            236     46,700           161     26,000
Dallas, Texas                 157     30,300           123     21,000
Denver, Colorado              190     47,800           244     51,300
Virginia                      119     34,900           119     28,600
Raleigh, North Carolina        11      2,700            36      7,700
Atlanta, Georgia               59     11,700            25      4,400
Phoenix, Arizona              218     50,200           251     52,300
                            -----  ---------        ------  ---------
TOTAL                       1,871  $ 421,600         1,758  $ 357,400
                            =====  =========        ======  =========



                                        8

     The Company is currently marketing in 89 subdivisions at January 31, 2000, compared to 89 subdivisions at January 31, 1999. At January 31, 2000, the Company was marketing 15 subdivisions in South Florida; 21 in Central Florida; 11 in West Coast Florida; 8 in Denver, CO; 13 in Dallas, TX; 4 in Virginia;
11 in Phoenix, Arizona and 6 in Atlanta, Georgia.

Result of Operations:

Three Months Ended January 31, 2000 compared to January 31, 1999.

     The Company's revenues from home sales for the quarter ended January 31, 2000 increased $11.6 million (or 8.1%) compared to the same period in fiscal 1999. The number of homes delivered increased 1.0% (to 735 from 729) and the average selling price of homes delivered increased 7.1% (to $210,000 from $196,000). The increase of revenues is primarily attributable to the increase of the average selling price of homes delivered during the quarter compared with the prior year period. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

     The Company's revenues from land sales during the three months ended January 31, 2000, increased approximately $5.4 million as compared to the same period in fiscal 1999, primarily as a result of an apartment land sale in South Florida of $3.4 million and sale of homebuilding lots in our Tampa, Florida division in the amount of $2.9 million.

     Cost of home sales increased $8.6 million (or 7.1%) compared to the quarter ended January 31, 1999, primarily due to the related increase in home sale revenues. Cost of home sales as a percentage of home sales decreased to 84.0% from 85.8% as a result of the product mix of homes delivered.

     Primarily as a result of an increase in revenues, net income increased by $785,000 in the three months ended January 31, 2000 from the comparable period in fiscal 1999.



Liquidity and Capital Resources

     The Company's financing needs are provided by cash flows from operations, unsecured bank borrowings and from time to time the public debt and equity markets.

     Cash flow from operations, before inventory additions, has improved as a result of increased revenue. The Company anticipates that cash flow from operations before inventory additions will continue to increase in fiscal year 2000 as a result of increased revenues from new home deliveries.

     On January 31, 2000, the Company's $100 million unsecured revolving credit facility, which expires in May 2002, had outstanding borrowings of $100,000.
In addition, $10.6 million of letters of credit are outstanding at January 31, 2000. The Company believes that funds generated from operations and expected borrowing availability under the Credit Facility will be sufficient to fund the Company's working capital requirements during fiscal 2000, with the exception of major land acquisitions, if any.

     In addition, Preferred Home Mortgage Company (PHMC) has a warehouse line of credit in the amount of $40.0 million which is guaranteed by the Company.
At January 31,2000 the outstanding balance was $16.3 million to service
                                         9
origination of mortgage loans. The Company believes that this line is sufficient for its mortgage banking operation for the remainder of fiscal 2000.

     Management does not anticipate that PHMC'S expansion of its operation will significantly impact liquidity because the mortgages are generally sold within a short period of time after their origination to the Federal National Mortgage Association (FNMA) or other qualified investors. PHMC has established the capability to retain the servicing of loans, however, during fiscal 2000, the Company has not retained servicing rights relating to loans sold.

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


Risk Relating to the "Year 2000 Issue"

     The Company has done an assessment of the homebuilding and corporate operations that utilize the significant information technology ("IT") system and non-IT systems ("Systems") (embedded technology such as microprocessors in office equipment). The Company believes that the IT system is Year 2000 compliant in all material aspects and has not experienced any business disruptions related to the Year 2000 problem.


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
















                                       10

                                   SIGNATURES


                    Pursuant to the requirements of the
                    Securities Exchange Act of 1934, the
                    registrant has duly caused this report
                    to be signed on its behalf by the
                    undersigned thereunto duly authorized.



                              ENGLE HOMES, INC.
                              -----------------
                                (Registrant)


Date: FEBRUARY 16, 2000                          \s\ ALEC ENGELSTEIN
------------------------                         ------------------------
                                                       Alec Engelstein
                                                  Chief Executive Officer



Date: FEBRUARY 16, 2000                          \s\ DAVID SHAPIRO
------------------------                         ------------------------
                                                       David Shapiro
                                                  Chief Financial Officer






























                                      11