Form 10-Q
period 2000-04-30
ENGLE HOMES INC /FL
filed 2000-05-25
CIK 880034

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

(Mark One)

x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---- EXCHANGE ACT OF 1934

For the quarterly period ended         April 30, 2000
                                       ----------------
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
YES   x     NO
   ------      ------
Number of shares of common stock outstanding as of April 30, 2000: 11,042,114

                    PART I. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS

               ENGLE HOMES, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets
                    (dollars in thousands)
                                                April 30,   October 31,
                                                  2000         1999
                                               -----------  -----------
                                               (Unaudited)
                      ASSETS

CASH
  Unrestricted                                   $  38,327  $   60,944
  Restricted                                         3,430       2,092
INVENTORIES                                        418,942     386,804
PROPERTY AND EQUIPMENT, net                          5,927       6,221
OTHER ASSETS                                        27,428      26,354
GOODWILL                                             4,981       5,155
MORTGAGE LOANS HELD FOR SALE                        18,924      27,323
                                                 ---------  ----------
     TOTAL ASSETS                                $ 517,959   $ 514,893
                                                 =========  ==========

                    LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES         $  28,118   $  31,771
CUSTOMER DEPOSITS                                   19,905      16,279
BORROWINGS                                           3,390       5,457
SENIOR NOTES PAYABLE                               248,288     248,178
FINANCIAL SERVICES BORROWINGS                       18,542      26,776
                                                 ---------   ---------
     TOTAL LIABILITIES                           $ 318,243   $ 328,461
                                                 ---------   ---------

               SHAREHOLDERS' EQUITY

PREFERRED STOCK, $.01 par, share authorized
  1,000,000, none issued
COMMON STOCK, $.01 par, shares authorized
  25,000,000; issued and outstanding 11,042,114
  and 11,047,977, respectively                         110         110
ADDITIONAL PAID-IN CAPITAL                         101,942     102,060
RETAINED EARNINGS                                   97,664      84,262
                                                 ---------   ---------
     TOTAL SHAREHOLDERS' EQUITY                    199,716     186,432
                                                 ---------   ---------
                                                 $ 517,959   $ 514,893
                                                 =========   =========


See accompanying notes to condensed consolidated financial statements.




                                        2

                         ENGLE HOMES, INC. AND SUBSIDIARIES
                     Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (dollars in thousands, except per share data)
                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                      APRIL 30,                 APRIL 30,
                                -------------------      --------------------
                                  2000      1999            2000       1999
                                ---------  --------      ---------  ---------
REVENUES
  Sales of homes                $ 202,368  $ 175,186     $ 357,048  $ 318,220
  Sales of land                     3,344        635        10,128      2,034
  Rent and other                      908        815         2,078      1,867
  Financial services                5,492      5,861        10,032     11,095
                                ---------  ---------     ---------  ---------
                                  212,112    182,497       379,286    333,216
                                ---------  ---------     ---------  ---------
COSTS AND EXPENSES
  Cost of sales - homes           169,194    148,214       299,049    269,469
  Cost of sales - land              3,285        609         9,423      1,932
  Selling, marketing, general
  and administrative               19,734     17,171        36,882     32,654
  Depreciation and amortization     1,522      1,305         3,098      2,470
  Financial services                3,805      4,146         7,602      7,976
                                ---------  ---------     ---------  ---------
                                  197,540    171,445       356,054    314,501
                                ---------  ---------     ---------  ---------

INCOME BEFORE INCOME TAX           14,572     11,052        23,232     18,715
  Provision for income taxes        5,333      4,266         8,503      7,224
                                ---------  ---------     ---------  ---------
NET INCOME                      $   9,239  $   6,786     $  14,729  $  11,491
                                =========  =========     =========  =========
Net income per share
  Basic                         $    0.84  $    0.61     $    1.33  $    1.03
  Diluted                       $    0.84  $    0.60     $    1.33  $    1.02

Shares used in earnings per
share calculations
  Basic                            11,040     11,197        11,043     11,190
  Diluted                          11,055     11,239        11,066     11,281













See accompanying notes to condensed consolidated financial statements.

                                        3

                      ENGLE HOMES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statement of Shareholders' Equity
                    For the Six Months Ended April 30, 2000
                                 (Unaudited)
                                (in thousands)


                          COMMON STOCK     ADDITIONAL
                         --------------     PAID-IN    RETAINED
                         SHARES  AMOUNT     CAPITAL    EARNINGS    TOTAL
                         ------  ------    ----------  --------- ---------

Amounts at
October 31, 1999          11,048   $ 110    $ 102,060   $ 84,262  $186,432

  Net Income for the
  Six Months Ended
  April 30, 2000                                          14,729    14,729

  Dividends to
  Shareholders                                            (1,327)   (1,327)

  Common stock issued
  in connection with
  employee stock bonus
  plan                        45                  437                  437

  Common stock acquired
  in connection with
  stock repurchase
  plan                       (51)                (555)                (555)
                         -------  ------    ---------   --------  --------
Amounts at
April 30, 2000            11,042   $ 110    $ 101,942   $ 97,664  $199,716
                         =======  ======    =========   ========  ========















See accompanying notes to condensed consolidated financial statements.


                                        4




                      ENGLE HOMES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                              (dollars in thousands)
                                                           SIX MONTHS ENDED
                                                              APRIL 30,
                                                       ---------------------
                                                          2000        1999
                                                       ---------   ---------

NET CASH REQUIRED BY OPERATING ACTIVITIES              $ (16,625)  $    (943)
                                                       ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net acquisitions of property and equipment             (2,043)     (3,779)
                                                       ---------   ---------
   Net cash required by investing activities              (2,043)     (3,779)
                                                       ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in borrowings                                             22,000
   Repayment of borrowings                                (2,067)    (68,079)
   Proceeds from issuance of senior notes                             96,587
   Distribution to shareholders                           (1,327)       (894)
   Repurchase of common stock                               (555)
   Stock options exercised                                                96
                                                       ---------   ---------
   Net cash (required) provided by
   financing activities                                   (3,949)     49,710
                                                       ---------   ---------
NET INCREASE (DECREASE) IN CASH                          (22,617)     44,988

CASH AT BEGINNING OF PERIOD                               60,944      20,041
                                                       ---------   ---------

CASH AT END OF PERIOD                                  $  38,327   $  65,029
                                                       =========   =========


See accompanying notes to condensed consolidated financial statements.












                                        5

                    ENGLE HOMES, INC. AND SUBSIDIARIES

          Notes to Condensed Consolidated Financial Statements

NOTE 1  BASIS OF PRESENTATION AND BUSINESS

     These statements do not contain all information required by generally accepted accounting principles that are included in a full set of financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Engle Homes, Inc. and subsidiaries ("the Company") at April 30, 2000 and results of its operations and its cash flows for the period then ended and period ended April 30, 1999. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Form 10-K for the year ended October 31, 1999. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

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

NOTE 2 INVENTORIES  (dollars in thousands)
                                                       April 30,    October 31,
                                                         2000          1999
                                                       ---------    -----------
Land and improvements for residential homes
under development                                       $ 291,554     $ 275,373
Residential homes under construction                      127,388       111,431
                                                       ---------      ---------
                                                       $ 418,942      $ 386,804
                                                       =========      =========

NOTE 3 CAPITALIZATION OF INTEREST (dollars in thousands)
     Included in inventory is the following:
                                For the Three Months     For the Six Months
                                  Ended April 30           Ended April 30,
                                --------------------     --------------------
                                   2000       1999          2000       1999
                                ---------  ---------     ---------  ---------
Interest capitalized,
beginning of period             $  21,282  $  16,804     $  19,205  $  16,326
Interest incurred and
capitalized                         6,430      4,563        12,128      9,258
Amortized to cost of sales-homes    (4,668)    (4,837)        (8,274)    (8,984)
Amortized to cost of sales-land       (553)       (15)          (568)       (85)
                                ---------  ---------     ---------  ---------
Interest capitalized, end of
period                          $  22,491  $  16,515     $  22,491  $  16,515
                                =========  =========      =========  =========
                                           6

NOTE 4 SHAREHOLDERS' EQUITY AND DEBT

     On February 17, 2000, the Company declared a cash dividend of $.06 per share to shareholders of record on March 19, 2000, which was paid on March 28, 2000.

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













































                                        7
NOTE 5 - EARNINGS PER SHARE (dollars in thousands except share data)

     Basic and diluted earnings per share are calculated as follows:
                                  For the Three Months     For the Six Months
                                     Ended April 30,         Ended April 30,
                                    2000        1999        2000       1999
                                  --------    --------    --------    --------
Basic:
Net Income                        $  9,239    $  6,786    $ 14,729    $ 11,491
Weighted average number of shares
outstanding                         11,040      11,197      11,043      11,190
                                  --------    --------    --------    --------
Basic earnings per share           $   0.84    $   0.61    $    1.33    $   1.03
                                  ========    ========    ========    ========


Diluted:
Net Income                         $  9,239     $  6,786    $ 14,729    $ 11,491
Weighted average number of common
shares outstanding                  11,040       11,197     11,043      11,190
Options to acquire common stock         15           42         23          91
                                  --------     --------   --------    --------
Diluted weighted average common
shares outstanding                  11,055       11,239     11,066      11,281
                                  --------     --------   --------     --------
Diluted earnings per share        $   0.84     $   0.60   $   1.33    $   1.02
                                  ========     ========   ========    ========




























                                       8

Part 1 - Item II
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

     The following table sets forth for the periods indicated certain items of the Company's financial statements expressed as a percentage of the Company's total revenues:
                                      For the Three            For the Six
                                      Months Ended             Months Ended
                                        April 30,                April 30,
                                    -----------------        -----------------
                                      2000      1999           2000      1999
                                    -------   -------        -------   -------
Total Revenues                      100.0%    100.0%         100.0%    100.0%
Costs of home construction and
land sales                           81.3      81.5           81.3      81.4
Selling, marketing, general and
administrative expense                9.3       9.4            9.7       9.8

Income before taxes                   6.8       6.1            6.1       5.6

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
                                           April 30,
                                     (dollars in thousands)
                                  2000                     1999
                            ----------------         ----------------
                            Units    Dollars         Units   Dollars
                            -----  ---------         -----  ---------
South Florida                 569    136,100           398  $  91,400
Orlando                       435     95,600           476     93,800
West Coast Florida            239     48,700           208     35,300
Texas                         178     34,100           157     28,000
Denver                        186     48,700           247     53,200
Virginia/Maryland             185     57,600           167     41,300
North Carolina                 10      2,600            34      7,900
Atlanta, Georgia               64     12,700            58     10,600
Arizona                       234     54,800           283     60,100
                            -----  ---------        ------  ---------
TOTAL                       2,100  $ 490,900         2,028  $ 421,600
                            =====  =========        ======  =========


                                            9
    The Company is currently marketing in 105 subdivisions at April 30, 2000. At April 30, 2000, the Company was marketing 18 subdivisions in South Florida; 23 in Central Florida; 9 in West Coast Florida; 12 in Denver, CO; 14 in Dallas, TX; 5 in Virginia; 2 in Raleigh, North Carolina; 16 in Phoenix, Arizona and 6 in Atlanta, Georgia.

Result of Operations:

Three Months Ended April 30, 2000 compared to April 30, 1999.

     The Company's revenues from home sales for the quarter ended April 30, 2000 increased $27.2 million (or 15.5%) compared to the same period in fiscal 1999. The number of homes delivered increased 6.9% (to 935 from 875) and the average selling price of homes delivered increased 8.0% (to $216,000 from $200,000).
The increase of revenues and homes delivered is primarily attributable to an increased level of backlog at the beginning of the current quarter compared with the prior year period. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

     The Company's revenues from land sales increased approximately $2.7 million during the three months ended April 30, 2000, as compared to the same period in fiscal 1999, primarily as a result of a sale of a residential land parcel on the west coast of Florida in the amount of $2.1 million.

     Cost of home sales increased $21.0 million (or 14.1%) compared to the quarter ended April 30, 1999 primarily due to the related increase in home sale revenues. Cost of home sales as a percentage of home sales revenue decreased to 83.6% from 84.6% as a result of the product mix of homes delivered.

     The Company's selling, marketing, general and administrative ("S,G&A") expenses increased approximately $2.6 million (or 14.9%) during the three months ended April 30, 2000, as compared to the corresponding fiscal 1999 period. Selling and marketing expenses increased during the period as a result of the increased number of homes delivered and an increase in selling expenditures related to an increase in the number of residential subdivisions. S,G&A expenses as a percentage of total revenues for the three months ended
April 30, 2000 decreased to 9.3% compared to 9.4%, primarily due to an increase in home sales revenues for the period as compared to the prior year.

     Primarily as a result of an increase in revenues and a decrease of cost of home sales as a percentage of home sales revenue, net income increased by $2.5 million in the three months ended April 30, 2000 from the comparable period in fiscal 1999.

Six months Ended April 30, 2000 compared to April 30, 1999.

     The Company's revenues from home sales for the six months ended April 30, 2000 increased $38.8 million (or 12.2%) compared to the same period in fiscal 1999. The number of homes delivered increased 4.1% (to 1670 from 1604) and the average selling price of homes delivered increased 8.1% (to $214,000 from $198,000). The increase of revenues and homes delivered is primarily attributable to the increase in the average selling price of homes delivered during the quarter compared with the prior year period. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future period with any degree of certainty.

                                        10
     Cost of home sales increased $29.6 million (or 10.9%) compared to the same period in fiscal 1999 primarily due to the related increase in home sale revenues. Cost of homes sales as a percentage of home sales revenue decreased to 83.8% from 84.7% as a result of the product mix of homes delivered.

     The Company's selling, marketing, general and administrative ("S,G&A") expenses increased approximately $4.2 million (or 12.9%) during the six months ended April 30, 2000, as compared to the corresponding fiscal 1999 period, primarily due to selling and marketing expenses associated with the increased number of homes delivered during the period and an increase in selling expenditures related to an increase in the number of residential subdivisions. S,G&A expenses as a percentage of total revenues for the six months ended April 30, 2000 decreased to 9.7% compared to 9.8% primarily due to the increase in home sales revenue for the period as compared to the prior year.

     Primarily as a result of the increase in revenues and a decrease of cost of home sales as a percentage of home sales revenue, net income increased by $3.2 million in the six months ended April 30, 2000 from the comparable period in fiscal 1999.

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

     On April 30, 2000, the Company's $100 million unsecured revolving credit facility, which expires in May 2002, had outstanding borrowings of $100,000.
In addition, $11.1 million of letters of credit are outstanding at April 30, 2000. The Company believes that funds generated from operations and expected borrowing availability under the Credit Facility will be sufficient to fund the Company's working capital requirements during fiscal 2000, with the exception of major land acquisitions, if any.

     In addition, Preferred Home Mortgage Company (PHMC) has a warehouse line of credit in the amount of $40.0 million which is guaranteed by the Company.
At April 30, 2000, the outstanding balance was $18.5 million to service origination of mortgage loans. The Company believes that this line is sufficient for its mortgage banking operation for the remainder of fiscal 2000.

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


                                       11
Risk Relating to the "Year 2000 Issue"

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



































                                        12

Part II - Other Information

Item 1-3  Not applicable.

Item 4.   Submission of Matters to a vote of Security Holders.

          The 2000 Annual Meeting of Shareholders of Engle Homes, Inc. was held on February 17, 2000. Matters voted upon at the meeting:

1.        Election of Board of Directors.  Persons being elected:

                               Votes        Votes      Votes      Broker
          Nominees              For        Against    Withheld   Non-Votes
          ----------------   ----------   ---------   --------   ---------
          Alec Englestein     9,982,089       -         44,322      -

          Harry Englestein    9,982,089       -         44,322      -

          John A. Kraynick    9,982,089       -         44,322      -

          David Shapiro       9,982,089       -         44,322      -

          Ron Korn            9,982,089       -         44,322      -

          Henry Fishkind      9.982.089       -         44,322      -

          Alan Shulman        9,982,089       -         44,322      -


Item 5.   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

     A.   Exhibits.

  Exhibit                      Description
    No.

    10.7 Form of Change of Control Severance Agreement entered into with Harry Engelstein, John A. Kraynick, David Shapiro, Larry Shawe, and Paul Leikert on May 14, 1999.




















                                         13

                                   SIGNATURES


                    Pursuant to the requirements of the
                    Securities Exchange Act of 1934, the
                    registrant has duly caused this report
                    to be signed on its behalf by the
                    undersigned thereunto duly authorized.



                              ENGLE HOMES, INC.
                              -----------------
                                (Registrant)


Date: MAY 25, 2000                               \s\ ALEC ENGELSTEIN
------------------------                         ------------------------
                                                       Alec Engelstein
                                                  Chief Executive Officer



Date: MAY 25, 2000                               \s\ DAVID SHAPIRO
------------------------                         ------------------------
                                                       David Shapiro
                                                  Chief Financial Officer


































                                      14
                                                                 Exhibit 10.7

                      CHANGE IN CONTROL SEVERANCE AGREEMENT

THIS CHANGE IN CONTROL SEVERANCE AGREEMENT ("Agreement") is made and entered into as of the 14th day of May 1999 by and between ENGLE HOMES, INC., a
Florida corporation (the "Company"), and [                 ] (the "Executive").

                                    RECITALS:

The Board of Directors of the Company (the "Board"), has determined that it is in the best interests of the Company and its shareholders to assure that the Company will have the continued dedication of the Executive, notwithstanding the possibility, threat, or occurrence of a Change of Control (as defined below) of the Company.

The Board believes it is imperative to diminish the inevitable distraction of the Executive by virtue of the personal uncertainties and risks created by a pending or threatened Change of Control, to encourage the Executive's full attention and dedication to the Company currently and in the event of any threatened or pending Change of Control, and to provide the Executive with compensation arrangements upon a Change of Control which provide the Executive with individual financial security and which are competitive with those of other corporations and, in order to accomplish these objectives, the Board has caused the Company to enter into this Agreement.

                                    Agreement

NOW, THEREFORE, in consideration of the premises and mutual covenants set forth herein, IT IS HEREBY AGREED AS FOLLOWS:

1.   Effective Date

The "Effective Date" shall be the date on which a Change of Control occurs. Anything in this Agreement to the contrary notwithstanding, if the Executive's employment with the Company is terminated prior to the date on which a Change of Control occurs, and it is reasonably demonstrated that such termination (i) was at the request of a third party who has taken steps reasonably calculated to effect a Change of Control, or (ii) otherwise arose in connection with or anticipation of a Change of Control, then for all purposes of this Agreement the "Effective Date" shall mean the date immediately prior to the date of such termination.

2.   Change of Control

For the purpose of this Agreement, a "Change of Control" shall mean:

(i) Approval by the shareholders of the Company of (x) a reorganization, merger, consolidation or other form of corporate transaction or series of transactions, in each case, with respect to which persons who were the shareholders of the Company immediately prior to such reorganization, merger or consolidation or other transaction do not, immediately thereafter, own more than 50% of the combined voting power entitled to vote generally in the election of directors of the reorganized, merged or consolidated company's then outstanding voting securities in substantially the same proportions as their ownership immediately prior to such reorganization, or (y) a liquidation or dissolution of the Company or (z) the sale of all or substantially all of the assets of the Company (unless such reorganization, merger, consolidation or other corporate transaction, liquidation, dissolution or sale is subsequently abandoned);

(ii) Individuals who, as of the date of the Agreement, constitute the Board (the
                                       15
"Incumbent Board") cease for any reason to constitute at least a majority of the Board, provided that any person becoming a director subsequent to the date of this Agreement whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board (other than an election or nomination of an individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the Directors of the Company, as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Securities Exchange Act of 1934(the "Securities Exchange Act") shall be, for purposes of this Agreement, considered as though such person were a member of the Incumbent Board or;

(iii) the acquisition (other than from the Company) by any person, entity or "group", within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act, of more than 50% of either the then outstanding shares of the Company's Common Stock or the combined voting power of the Company's then outstanding voting securities entitled to vote generally in the election of directors (hereinafter referred to as the ownership of a "Controlling Interest") excluding, for this purpose, any acquisitions by (1) the Company or its Subsidiaries, (2) any person, entity or "group" that as of the date of this Agreement owns beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Securities Exchange Act) of a Controlling Interest or (3) any employee benefit plan of the Company or its Subsidiaries.

3.   Employment Period

The Company hereby agrees to continue the Executive in its employ, and the Executive hereby agrees to remain in the employ of the Company, for the period commencing on the Effective Date and ending on the second anniversary of such date, after which time the Agreement is no longer in effect.

4.   Terms of Employment

(a)  Position and Duties.

(i) During the Employment Period, (1) the Executive's position (including status, offices, titles and reporting requirements), authority, duties, responsibilities and performance shall be at least commensurate in all material respects with the most significant of those held, exercised and assigned at any time during the 180-day period immediately preceding the Effective Date, and (2) the Executive's services shall be performed at the location where the Executive was employed immediately preceding the Effective Date or any office or location less than sixty (60) miles from such location.

(ii) During the Employment Period, and excluding any periods of vacation and sick leave to which the Executive is entitled, the Executive agrees to devote full attention and time during normal business hours to the business and affairs of the Company and, to the extent necessary to discharge the responsibilities assigned to the Executive hereunder, to use the Executive's reasonable best efforts to perform faithfully and efficiently such responsibilities. During the Employment Period it shall not be a violation of this Agreement for the Executive to (1) serve on corporate, civic or charitable boards or committees,
(2) deliver lectures, fulfill speaking engagements or teach at educational institutions, and (3) manage personal investments, so long as such activities do not  interfere with the performance of the Executive's responsibilities as an employee of the Company in accordance with this Agreement. It is expressly understood and agreed that to the extent that any such activities have been conducted by the Executive prior to the Effective Date, the continued conduct of such activities (or the conduct of activities similar in nature and scope thereto) subsequent to the Effective Date shall not thereafter be deemed to interfere with the performance of the Executive's responsibilities to the
                                       16
Company.

(b)  Compensation.

(i) Base Salary. During the Employment Period, the Executive shall receive a base salary ("Base Salary") at a monthly rate at least equal to the highest monthly base salary paid or payable to the Executive by the Company during the twelve-month period immediately preceding the month in which the Effective Date occurs. During the Employment Period, the Base Salary shall be reviewed at least annually and shall be increased at any time and from time to time as shall be substantially consistent with increases in base salary awarded in the ordinary course of business to the Executive in the three years prior to the Effective Date. Any increase in Base Salary shall not serve to limit or reduce any other obligation to the Executive under this Agreement. Base Salary shall not be reduced after any such increase.

(ii) Annual Bonus. In addition to Base Salary, the Executive shall be awarded, for each fiscal year during the Employment Period, an annual bonus (an "Annual Bonus") (either pursuant to any then-established incentive compensation plan(s) of the Company or otherwise) in cash. The Annual Bonus shall be increased substantially consistent with and at least equal to the highest bonus payable to the Executive from the Company and its subsidiaries in respect of any of the three fiscal years immediately preceding the fiscal year in which the Effective Date occurs.

(iii) Incentive, Savings and Retirement Plans. In addition to Base Salary and Annual Bonus payable as hereinabove provided, the Executive shall be entitled to participate during the Employment Period in all incentive, savings and retirement plans, practices, policies and programs applicable to other executives of the Company and its affiliates, in each case comparable to those in effect on the Effective Date or as subsequently amended. Such plans, practices, policies and programs, in the aggregate, shall provide the Executive with compensation, benefits and reward opportunities at least as favorable as the most favorable of such compensation, benefits and reward opportunities provided by the Company for the Executive under such plans, practices, policies and programs as in effect at any time during the 180-day period immediately preceding the Effective Date or, if more favorable to the Executive, as provided at any time thereafter with respect to other key executives.

(iv) Welfare Benefit Plans. During the Employment Period, the Executive and/or the Executive's family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies and programs provided by the Company and its subsidiaries (including, without limitation, medical, prescription, dental, disability, salary continuance, employee life, group life, accidental death and travel accident insurance plans and programs), at least as favorable as the most favorable of such plans, practices, policies and programs in effect at any time during the 180-day period immediately preceding the Effective Date or, if more favorable to the Executive and/or the Executive's family, as in effect at any time thereafter with respect to other executives.

(v) Expenses. During the Employment Period, the Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Executive in accordance with the most favorable policies, practices and procedures of the Company and its subsidiaries in effect at any time during the 180-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect at any time thereafter with respect to other executives.

(vi) Fringe Benefits. During the Employment Period, the Executive shall be entitled to fringe benefits, including use of an automobile and payment of
                                     17
related expenses, in accordance with the most favorable plans, practices, programs and policies of the Company and its subsidiaries in effect at any time during the 180-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect at any time thereafter with respect to other executives.

(vii) Office and Support Staff. During the Employment Period, the Executive shall be entitled to an office or offices of a size and with furnishings and other appointments, and to secretarial and other assistance, at least equal to the most favorable of the foregoing provided to the Executive by the Company and its subsidiaries at any time during the 180-day period immediately preceding the Effective Date or, if more favorable to the Executive, as provided at any time thereafter with respect to other executives of the Company and its subsidiaries.

(viii) Vacation. During the Employment Period, the Executive shall be entitled to paid vacation in accordance with the most favorable plans, policies, programs and practices of the Company and its subsidiaries as in effect at any time during the 180-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect at any time thereafter with respect to other executives of the Company and its subsidiaries.

5.   Termination

(a) Death or Disability. This Agreement shall terminate automatically upon the Executive's death. If the Company determines in good faith that the Disability of the Executive has occurred (pursuant to the definition of "Disability" set forth below), it may give to the Executive written notice of its intention to terminate the Executive's employment. In such event, the Executive's employment with the Company shall terminate effective on the 30th day after receipt of such notice by the Executive (the "Disability Effective Date"), provided that, within the 30 days after such receipt, the Executive shall not have returned to full-time performance of the Executive's duties. For purposes of this Agreement, "Disability" means a mental or physical incapacity, illness or disability which renders the Executive unable to perform his duties and responsibilities for the Company and which, at least 26 weeks after its commencement, is determined to be total and permanent by a physician selected by the Company or its insurers and acceptable to the Executive or the Executive's legal representative (such agreement as to acceptability not to be withheld unreasonably).

(b) Cause. The Company may terminate the Executive's employment for "Cause." For purposes of this Agreement, "Cause" means (i) an act or acts of personal dishonesty taken by the Executive and intended to result in personal enrichment of the Executive at the expense of the Company, (ii) repeated violations by the Executive of the Executive's obligations under Section 4(a) of this Agreement which are demonstrably willful and deliberate on the Executive's part and which are not remedied within five (5) days upon receipt of written notice from the Company setting forth the specific violation, or (iii) the conviction of the Executive of a felony.

(c) Good Reason. The Executive's employment may be terminated by the Executive for "Good Reason". For purposes of this Agreement, "Good Reason" means:

(i) the assignment to the Executive of any duties inconsistent in any respect with the Executive's position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by Section 4(a) of this Agreement, or any other action by the Company which results in a diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of
                                      18
notice thereof given by the Executive;

(ii) any failure by the Company to comply with any of the provisions of Section 4(b) of this Agreement, other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

(iii) the Company's requiring the Executive to be based at any office or location other than that described in Section 4(a)(i)(2) hereof, except for travel reasonably required in the performance of the Executive's responsibilities;

(iv) any purported termination by the Company of the Executive's employment otherwise than as expressly permitted by this Agreement; or

(v) any failure by the Company to comply with and satisfy Section 9(c) of this Agreement.

(d) Notice of Termination. Any termination by the Company for Cause or by the Executive for Good Reason shall be communicated by Notice of Termination to the other party hereto given in accordance with Section 10(b) of this Agreement.
For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated, and (iii) if the Date of Termination (as defined below) is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than fifteen (15) days after the giving of such notice). The failure by the Executive to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Good Reason shall not waive any right of the Executive hereunder or preclude the Executive from asserting such fact or circumstance in enforcing his rights hereunder.

(e) Date of Termination. "Date of Termination" means the date of receipt of the Notice of Termination or any later date specified therein, as the case may be; provided, however, that (i) if the Executive's employment is terminated by the Company other than for Cause or Disability, the Date of Termination shall be the date on which the Company notifies the Executive of such termination, and
(ii) if the Executive's employment is terminated by reason of death or Disability, the Date of Termination shall be the date of death of the Executive or the Disability Effective Date, as the case may be.

6.   Obligations of the Company upon Termination

(a) Death. If the Executive's employment is terminated by reason of the Executive's death, this Agreement shall terminate without further obligations to the Executive's legal representatives under this Agreement, other than those obligations accrued or earned and vested (if applicable) by the Executive as of the Date of Termination, including, for this purpose (i) the Executive's full Base Salary through the Date of Termination at the rate in effect on the Date of Termination or, if higher, at the highest rate in effect at any time from the 180-day period preceding the Effective Date through the Date of Termination (the "Highest Base Salary"), (ii) the product of the Annual Bonus paid to the Executive for the last full fiscal year and a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination, and the denominator of which is 365, and (iii) any compensation previously deferred by the Executive (together with any accrued interest thereon) and not yet paid by the Company and any accrued vacation pay not yet paid by the Company (such amounts specified in clauses (i), (ii) and (iii) are hereinafter referred to as "Accrued Obligations"). All such Accrued Obligations shall be paid to the Executive's estate or beneficiary, as applicable, in a lump
                                      19
sum in cash within 30 days of the Date of Termination. Anything in this Agreement to the contrary notwithstanding, the Executive's family shall be entitled to receive benefits at least equal to the most favorable benefits provided by the Company and any of its subsidiaries to surviving families of executives of the Company and such subsidiaries under such plans, programs, practices and policies relating to family death benefits, if any, in accordance with the most favorable plans, programs, practices and policies of the Company and its subsidiaries in effect at any time during the 180-day period immediately preceding the Effective Date or, if more favorable to the Executive and/or the Executive's family, as in effect on the date of the Executive's death with respect to other executives of the Company and its subsidiaries and their families.

(b) Disability. If the Executive's employment is terminated by reason of the Executive's Disability, this Agreement shall terminate without further obligations to the Executive, other than those obligations accrued or earned and vested (if applicable) by the Executive as of the Date of Termination, including for this purpose, all Accrued Obligations. All such Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination. Anything in this Agreement to the contrary notwithstanding, the Executive shall be entitled after the Disability Effective Date to receive disability and other benefits at least equal to the most favorable of those provided by the Company and its subsidiaries to disabled employees and/or their families in accordance with such plans, programs, practices and policies relating to disability, if any, in accordance with the most favorable plans, programs, practices and policies of the Company and its subsidiaries in effect at any time during the 180-day period immediately preceding the Effective Date or, if more favorable to the Executive and/or the Executive's family, as in effect at any time thereafter with respect to other executives and their families.

(c) Cause; Other than for Good Reason. If the Executive's employment shall be terminated for Cause, this Agreement shall terminate without further obligations to the Executive other than the obligation to pay to the Executive the Highest Base Salary through the Date of Termination plus the amount of any compensation previously deferred by the Executive (together with accrued interest thereon). If the Executive terminates employment other than for Good Reason, this Agreement shall terminate without further obligations to the Executive, other than those obligations accrued or earned and vested (if applicable) by the Executive through the Date of Termination, including for this purpose, all Accrued Obligations. All such Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination.

(d) Good Reason; Other Than for Cause or Disability. If, during the Employment Period, the Company shall terminate the Executive's employment other than for Cause, Disability or death, or if the Executive shall terminate his employment for Good Reason:

(i) the Company shall pay to the Executive in a lump sum in cash within 30 days after the Date of Termination the aggregate of the following amounts:

1. to the extent not theretofore paid, the Executive's Highest Base Salary through the Date of Termination; and

2. the product of (x) the Annual Bonus paid to the Executive for the last full fiscal year (if any) ending during the Employment Period or, if higher, the Annual Bonus paid to the Executive for the last full fiscal year prior to the Effective Date (as applicable, the "Recent Bonus") and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination and the denominator of which is 365; and

                                       20
3. the product of (x) two multiplied times (y) the sum of (i) the Highest Base Salary and (ii) the Recent Bonus; and

4. in the case of compensation previously deferred by the Executive, all amounts previously deferred (together with any accrued interest thereon) and not yet paid by the Company, and any accrued vacation pay not yet paid by the Company; and

5. all other amounts accrued or earned by the Executive through the Date of Termination and amounts otherwise owing under the then existing plans and policies at the Company; and

(ii) for the remainder of the Employment Period, or such longer period as any plan, program, practice or policy may provide, the Company shall continue benefits to the Executive and/or the Executive's family at least equal to those which would have been provided to them in accordance with the plans, programs, practices and policies described in Section 4(b)(iv) of this Agreement if the Executive's employment had not been terminated, including health, dental, disability insurance and life insurance, in accordance with the most favorable plans, practices, programs or policies of the Company and its subsidiaries during the 180-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect at any time thereafter with respect to other key executives and their families and, for purposes of eligibility for retiree benefits pursuant to such plans, practices, programs and policies, the Executive shall be considered to have remained employed until the end of the Employment Period and to have retired on the last day of such period.

(e) Non-exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any benefit, bonus, incentive or other plans, programs, policies or practices provided by the Company or any of its subsidiaries and for which the Executive may qualify, nor shall anything herein limit or otherwise affect such rights as the Executive may have under any stock option or other agreements with the Company or any of its subsidiaries. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan, policy, practice or program of the Company or any of its subsidiaries at or subsequent to the Date of Termination shall be payable in accordance with such plan, policy, practice or program.

(f) Full Settlement. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against the Executive or others. In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement. The Company and the Exeutive agree that the prevailing party in any litigation over the enforceability, interpretation or breach of this Agreement, including but not limited to a dispute over any payment pursuant to Section 7 of this Agreement, shall be entitled to an award of reasonable attorney fees and costs incurred in such litigation through trial or appeal, plus in each case interest at the applicable Federal rate provided for in Section 7872(f)(2) of the Code.

7.   Certain Additional Payments by the Company.

(a)  Anything in this Agreement to the contrary notwithstanding, in the event it shall be determined that any payment, distribution or other action by the Company to or for the benefit of the Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, including any additional payments required under this Section 7) (a "Payment") would be subject to any excise tax imposed by Section 4999 of the Code, or any interest or penalties are incurred by the Executive with respect
                                     21
to any such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), the Company shall make a payment to the Executive (a "Gross-Up Payment") in an amount such that after payments by the Executive of all taxes (including any Excise Tax) imposed upon the Gross-Up Payment, the Executive retains (or has had paid to the Internal Revenue Service on his be half) an amount of the Gross-Up Payment equal to the sum of (x) the Excise Tax imposed upon the Payments and (y) the product of any deductions disallowed because of the inclusion of the Gross-Up Payment in the Executive's adjusted gross income and the highest applicable marginal rate of federal income taxation for the calendar year in which the Gross-Up Payment is to be made. For purposes determining the amount of the Gross-Up Payment, the Executive shall be deemed to (i) pay federal income taxes at the highest marginal rate of federal income taxation for the calendar year in which the Gross-Up Payment is to be made, and (ii) pay applicable state and local income taxes at the highest marginal rat e of taxation for the calendar year in which the Gross-Up Payment is to be made, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes.

(b) Subject to the provisions of paragraph (c) of this Section 7, all determinations required to be made under this Section 7, including whether and when a Gross-Up-Payment is required and the amount of such Gross-Up Payment and the assumptions to be utilized in arriving at such determination, shall be made by BDO Seidman, LLP (the "Accounting Firm") which shall provide detailed supporting calculations both to the Company and the Executive within 15 business days of the receipt of notice from the Executive that there has been a Payment, or such earlier time as is requested by the Company. In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the Change of Control, the Executive shall appoint another nationally recognized accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by the Company. Any Gross-Up Payment, as determined pursuant to this
Section 7, shall be paid by the Company to the Executive within five days of the receipt of the Accounting Firm's determination. If the Accounting Firm determines that no Excise Tax is payable by the Executive, it shall furnish the Executive with a written opinion that failure to report the Excise Tax on the Executive's applicable federal income tax return would not result in the imposition of a negligence or similar penalty. Any determination by the Accounting Firm shall be binding upon the Company and the Executive. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments which will not have been made by the Company should have been made ("Underpayment"), consistent with the calculations required to be made hereunder. In the event that the Company exhausts its remedies pursuant to Section 7 and the Executive thereafter is required to make a payment of any Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment shall be promptly paid by the Company to or for the benefit of the Executive.

(c) The Executive shall notify the Company in writing of any claim by the Internal Revenue Service that, if successful, would require the payment by the Company of the Gross-Up Payment. Such notification shall be given as soon as practicable but not later than ten business days after the Executive is informed in writing of such claim and shall apprise the Company of the nature of such claim and the date on which such claim is requested to be paid. The Executive shall not pay such claim prior to the expiration of the 30-day period following the date on which it gives such notice to the Company (or such shorter period ending on the date that any payment of taxes with respect to such claim is due).

If the Company notifies the Executive in writing prior to the expiration of such
                                      22
period that it desires to contest such claim, the Executive shall:

(i) give the Company any information requested by the Company relating to such claim,

(ii) Take such action in connection with contesting such claim of the Company shall reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by an attorney reasonably selected by the Company.

(iii) cooperate with the Company in good faith in order effectively contest such claim; and

(iv) permit the Company to participate in any proceedings relating to such claim;

provided, however, that the Company shall bear and pay directly all costs and expenses (including additional interest and penalties) incurred in connection with such contest and shall indemnify and hold the Executive harmless, on an after-tax basis, for any Excise Tax or income tax (including interest and penalties with respect thereto) imposed as a result of such representation and payment of costs and expenses. Without limitation on the foregoing provisions of this Section 7(c), the Company shall control all proceedings taken in connection with such contest and, at its sole option, may pursue or forego any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim and may, at its sole option, either direct the Executive to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and the Executive agrees to prosecute such contest to a determination before any administrative tribunal, in court of initial jurisdiction and in one or more appellate courts, as the Company shall determine; provided, however, that if the Company directs the Executive to pay such claim and sue for a refund, the Company shall advance the amount of such payment to the Executive, on an interest-free basis and shall indemnify and hold the Executive harmless, on an after-tax basis, from any Excise Tax or income tax (including interest or penalties with respect thereto) imposed with respect to such advance or with respect to any imputed income with respect to such advance; and further provided that any extension of the statute of limitations relating to payment of taxes for the taxable year of the Executive with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of the contest shall be limited to issues with respect to which a Gross-Up payment would be payable hereunder and the Executive shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

(d) If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 7(c), the Executive becomes entitled to receive any refund with respect to such claim, the Executive shall (subject to the Company's complying with the requirements of Section 7(c)) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after taxes applicable thereto). If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 5.7(c), a determination is made that the Executive shall not be entitled to any refund with respect to such claim and the Company does not notify the Executive in writing of its intent to contest such denial of refund prior to the expiration of 30 days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid.



                                      23
8.   Confidential Information

The Executive shall hold in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company or any of its subsidiaries, and their respective businesses, which shall have been obtained by the Executive during the Executive's employment by the Company or any of its subsidiaries and which shall not be or become public knowledge (other than by acts by the Executive or his representatives in violation of this Agreement). After termination of the Executive's employment with the Company, the Executive shall not, without the prior written consent of the Company, communicate or divulge any such information, knowledge or data to anyone other than the Company and those designated by it. In no event shall an asserted violation of the provisions of this Section 8 constitute a basis for deferring or withholding any amounts otherwise payable to the Executive under this Agreement.

9.   Successors

(a) This Agreement is personal to the Executive and without the prior written consent of the Company shall not be assignable by the Executive otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representatives.

(b) This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns.

(c) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

10.  Miscellaneous

(a) This Agreement shall be governed by and construed in accordance with the laws of the State of Florida, without reference to principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors and legal representatives.
(b) All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

          If to the Executive:

          <EMPLOYEE NAME>
          <EMPLOYEE ADDRESS LINE 1>
          <EMPLOYEE CITY>, <EMPLOYEE STATE>
          <EMPLOYEE ZIP CODE>

          If to the Company:

          Engle Homes, Inc.
          123 N.W. 13th Street, Suite 300
          Boca Raton, Florida
          33432
          Attn: President
                                       24
or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notice and communications shall be effective when actually received by the addressee.

(c) The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

(d) The Company may withhold from any amounts payable under this Agreement such Federal, state or local taxes as shall be required to be withheld pursuant to any applicable law or regulation.

(e) The Executive's failure to insist upon strict compliance with any provision hereof shall not be deemed to be a waiver of such provision or any other provision thereof.

(f) This Agreement contains the entire understanding of the Company and the Executive with respect to the subject matter hereof.

(g) The Executive and the Company acknowledge that, except as set forth in any written employment agreement between the Executive and the Company and effective from and after the date hereof, the employment of the Executive by the Company is "at will," and, prior to the Effective Date, may be terminated by either the Executive or the Company at any time. Upon a termination of the Executive's employment prior to the Effective Date, there shall be no further rights under this Agreement.



     IN WITNESS WHEREOF, the Executive has hereunto set his hand and, pursuant to the authorization from its Board of Directors, the Company has caused these presents to be executed in its name on its behalf, all as of the day and year first above written.



     _____________________________
     [Employee Name]



     Engle Homes, Inc.



     By:__________________________















                                      25