Form 10-Q
period 2000-07-31
ENGLE HOMES INC /FL
filed 2000-08-23
CIK 880034

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

(Mark One)

x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---- EXCHANGE ACT OF 1934

For the quarterly period ended         July 31, 2000
                                       ----------------
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
YES   x     NO
   ------      ------
Number of shares of common stock outstanding as of July 31, 2000: 10,830,825

                    PART I. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS

               ENGLE HOMES, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets
                    (dollars in thousands)
                                                July 31,    October 31,
                                                  2000         1999
                                               -----------  -----------
                                               (Unaudited)
                      ASSETS

CASH
  Unrestricted                                 $    52,686  $    60,944
  Restricted                                         3,185        2,092
INVENTORIES                                        418,017      386,804
PROPERTY AND EQUIPMENT, net                          5,563        6,221
OTHER ASSETS                                        29,713       26,354
GOODWILL                                             4,893        5,155
MORTGAGE LOANS HELD FOR SALE                        19,319       27,323
                                               -----------  -----------
     TOTAL ASSETS                              $   533,376  $   514,893
                                               ===========  ===========

                    LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES       $    34,869  $    31,771
CUSTOMER DEPOSITS                                   20,435       16,279
BORROWINGS                                           3,257        5,457
SENIOR NOTES PAYABLE                               248,343      248,178
FINANCIAL SERVICES BORROWINGS                       18,941       26,776
                                               -----------  -----------
     TOTAL LIABILITIES                         $   325,845  $   328,461
                                               -----------  -----------

               SHAREHOLDERS' EQUITY

PREFERRED STOCK, $.01 par, share authorized
  1,000,000, none issued
COMMON STOCK, $.01 par, shares authorized
  25,000,000; issued and outstanding 10,830,825
  and 11,047,977, respectively                         108          110
ADDITIONAL PAID-IN CAPITAL                          99,885      102,060
RETAINED EARNINGS                                  107,538       84,262
                                               -----------  -----------
     TOTAL SHAREHOLDERS' EQUITY                    207,531      186,432
                                               -----------  -----------
                                               $   533,376  $   514,893
                                               ===========  ===========


See accompanying notes to condensed consolidated financial statements.

                         ENGLE HOMES, INC. AND SUBSIDIARIES
                     Condensed Consolidated Statements of Income
                                   (Unaudited)
                        (in thousands, except per share data)
                                Three Months Ended        Nine Months Ended
                                      July 31,                 July 31,
                                --------------------     --------------------
                                  2000       1999           2000       1999
                                ---------  ---------     ---------  ---------
REVENUES
  Sales of homes                $ 208,282  $ 192,811     $ 565,330  $ 511,031
  Sales of land                     9,382      3,996        19,510      6,030
  Rent and other                      844        853         2,922      2,720
  Financial services                5,800      5,967        15,832     17,062
                                ---------  ---------     ---------  ---------
                                  224,308    203,627       603,594    536,843
                                ---------  ---------     ---------  ---------
COSTS AND EXPENSES
  Cost of sales - homes           173,282    162,163       472,331    431,632
  Cost of sales - land              8,012      3,580        17,435      5,512
  Selling, marketing, general
  and administrative               20,966     19,172        57,848     51,826
  Depreciation and amortization     1,584      1,514         4,682      3,984
  Financial services                3,844      4,134        11,446     12,110
                                ---------  ---------     ---------  ---------
                                  207,688    190,563       563,742    505,064
                                ---------  ---------     ---------  ---------

INCOME BEFORE INCOME TAX           16,620     13,064        39,852     31,779
  Provision for income taxes        6,083      5,043        14,586     12,267
                                ---------  ---------     ---------  ---------
NET INCOME                         10,537      8,021        25,266     19,512
                                =========  =========     =========  =========

Net income per share
  Basic                         $    0.96  $    0.71     $    2.29  $    1.74
  Diluted                       $    0.96  $    0.71     $    2.29  $    1.73

Shares used in earnings per
share calculations
  Basic                            10,950     11,219        11,012     11.200
  Diluted                          10,962     11,350        11,031     11,304







See accompanying notes to condensed consolidated financial statements.

                      ENGLE HOMES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statement of Shareholders' Equity
                    For the Nine Months Ended July 31, 2000
                                 (Unaudited)
                                (in thousands)


                          Common Stock     Additional
                         --------------     Paid-In    Retained
                         Shares  Amount     Capital    Earnings    Total
                         ------  ------    ----------  --------  ---------

Amounts at
October 31, 1999         11,048  $  110    $  102,060  $ 84,262  $ 186,432

  Net Income for the
  Nine Months Ended
  July 31, 2000                                          25,266     25,266

  Dividends to
  Shareholders                                           (1,990)    (1,990)

  Common stock issued
  in connection with
  employee stock bonus
  plan                       91       1           865                  866

  Common stock acquired
  in connection with
  stock repurchase plan    (308)     (3)       (3,040)              (3,043)
                        -------  ------    ----------  --------  ---------
Amounts at
July 31, 2000            10,831  $  108    $   99,885  $107,538  $ 207,531
                        =======  ======    ==========  ========  =========
















See accompanying notes to condensed consolidated financial statements.




                      ENGLE HOMES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  (in thousands)
                                                          Nine Months Ended
                                                               July 31,
                                                       ---------------------
                                                          2000        1999
                                                       ---------   ---------

NET CASH PROVIDED (REQUIRED) BY OPERATING ACTIVITIES   $   1,857   $  (3,624)
                                                       ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net acquisitions of property and equipment             (2,882)     (4,827)
                                                       ---------   ---------
   Net cash required by investing activities              (2,882)     (4,827)
                                                       ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in borrowings                                             22,000
   Repayment of borrowings                                (2,200)    (71,907)
   Proceeds from issuance of senior notes                             96,587
   Repurchase of common stock                             (3,043)
   Dividends to shareholders                              (1,990)     (1,568)
   Stock options exercised                                                96
                                                       ---------   ---------
   Net cash (required) provided by
   financing activities                                   (7,233)     45,208
                                                       ---------   ---------
NET INCREASE (DECREASE) IN CASH                           (8,258)     36,757

CASH AT BEGINNING OF PERIOD                               60,944      20,041
                                                       ---------   ---------

CASH AT END OF PERIOD                                  $  52,686   $  56,798
                                                       =========   =========


See accompanying notes to condensed consolidated financial statements.


                    ENGLE HOMES, INC. AND SUBSIDIARIES

          Notes to Condensed Consolidated Financial Statements

NOTE 1  BASIS OF PRESENTATION AND BUSINESS

     These statements do not contain all information required by generally accepted accounting principles that are included in a full set of financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Engle Homes, Inc. and subsidiaries ("the Company") at July 31, 2000 and results of its operations and its cash flows for the period then ended and for the period ended July 31, 1999. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Form 10-K for the year ended October 31, 1999. The condensed consolidated balance sheet as of October 31, 1999 was derived from audited consolidated financial statements as of that date. Results of operations for the period ended July 31, 2000 are not necessarily indicative of results to be expected for the full year.

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

NOTE 2 INVENTORIES  (dollars in thousands)
                                                        July 31,    October 31,
                                                         2000          1999
                                                       ---------    -----------
Land and improvements for residential homes
under development                                       $ 284,485     $ 275,373
Residential homes under construction                      133,532       111,431
                                                       ---------      ---------
                                                       $ 418,017      $ 386,804
                                                       =========      =========

NOTE 3 CAPITALIZATION OF INTEREST (dollars in thousands)
     Included in inventory is the following:
                                For the Three Months     For the Nine Months
                                   Ended July 31,            Ended July 31,
                                --------------------     --------------------
                                   2000       1999          2000       1999
                                ---------  ---------     ---------  ---------
Interest capitalized,
beginning of period             $  22,491  $  16,515     $  19,205  $  16,326
Interest incurred and
capitalized                         6,163      6,921        18,291     16,179
Amortized to cost of sales-homes    (4,933)    (4,970)       (13,207)   (13,954)
Amortized to cost of sales-land       (581)      (160)        (1,149)      (245)
                                ---------  ---------     ---------  ---------
Interest capitalized, end of
period                          $  23,140  $  18,306     $  23,140  $  18,306
                                =========  =========      =========  =========
                                6

NOTE 4 SHAREHOLDERS' EQUITY AND DEBT

     On May 17, 2000, the Company declared a cash dividend of $.06 per share to shareholders of record on June 5, 2000, which was paid on June 21, 2000.

     The Company repurchased 256,500 shares of common stock in the amount of $2,486,806 during the quarter.














































                                        7
NOTE 5 - EARNINGS PER SHARE (in thousands, except per share data)

     Basic and diluted earnings per share are calculated as follows:
                                  For the Three Months    For the Nine Months
                                     Ended July 31,          Ended July 31,
                                    2000        1999        2000       1999
                                  --------    --------     --------    --------
Basic:
Net Income                        $ 10,537    $  8,021    $ 25,266    $ 19,512
Weighted average number of shares
outstanding                         10,950      11,219      11,012      11,200
                                  --------    --------      --------    --------
Basic earnings per share           $   0.96    $   0.71     $   2.29    $   1.74
                                  ========    ========      ========    ========

Diluted:
Net Income                         $ 10,537     $  8,021    $ 25,266    $ 19,512
Weighted average number of common
shares outstanding                  10,950      11,219      11,012      11,200
Options to acquire common stock         12         131          19         104
                                  --------    --------    --------    --------
Diluted weighted average common
shares outstanding                  10,962      11,350      11,031      11,304
                                  --------    --------    --------    --------
Diluted earnings per share        $   0.96    $   0.71    $   2.29    $   1.73
                                  ========    ========    ========    ========





























                                       8
Part 1 - Item II
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

     The following table sets forth for the periods indicated certain items of the Company's financial statements expressed as a percentage of the Company's total revenues:
                                      For the Three            For the Nine
                                      Months Ended             Months Ended
                                         July 31,                 July 31,
                                    ----------------         ----------------
                                     2000      1999           2000      1999
                                    ------    ------         ------    ------
Total Revenues                      100.0%    100.0%         100.0%    100.0%
Costs of home construction and
land sales                           80.8      81.4           81.1      81.4
Selling, marketing, general and
administrative expense                9.3       9.4            9.6       9.7

Income before taxes                   7.4       6.4            6.6       5.9

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
                                            July 31,
                                     (dollars in thousands)
                                  2000                     1999
                            ----------------         ----------------
                            Units    Dollars         Units    Dollars
                            -----  ---------         -----  ---------
South Florida                 583  $ 140,500           397  $  91,600
Orlando                       402     87,500           470     94,100
West Coast Florida            229     46,100           199     35,500
Texas                         166     31,900           155     28,800
Denver                        199     53,100           230     52,300
Virginia                      213     63,800           154     40,600
North Carolina                 10      2,600            26      5,900
Atlanta, Georgia               60     12,300            54     10,300
Arizona                       255     62,000           290     61,800
                            -----  ---------         -----  ---------
TOTAL                       2,117  $ 499,800         1,975  $ 420,900
                            =====  =========         =====  =========

                                         9

     The Company is currently marketing in 110 subdivisions at July 31, 2000, compared to 102 subdivisions at July 31, 1999. At July 31, 2000, the Company was marketing 17 subdivisions in South Florida; 27 in Central Florida; 11 in West Coast Florida; 11 in Denver, CO; 15 in Dallas, TX; 6 in Virginia; 1 in Raleigh, North Carolina; 15 in Phoenix, Arizona and 7 in Atlanta, Georgia.

Result of Operations:

Three Months Ended July 31, 2000 compared to July 31, 1999.

     The Company's revenues from home sales for the quarter ended July 31, 2000 increased $15.5 million (or 8.0%) compared to the same period in fiscal 1999. The number of homes delivered decreased 5.7% (to 912 from 967) and the average selling price of homes delivered increased 14.6% (to $228,000 from $199,000). Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

     The Company's revenues from land sales increased approximately $5.4 million during the three months ended July 31, 2000, as compared to the same period in fiscal 1999, primarily as a result of a sale of a residential land parcel in Virginia in the amount of $4.4 million.

     Cost of home sales increased $11.1 million (or 6.9%) compared to the quarter ended July 31, 1999 primarily due to the related increase in home sale revenues. Cost of home sales as a percentage of home sales decreased to 83.2% from 84.1% as a result of the product mix of homes delivered.

     The Company's selling, marketing, general and administrative ("S,G&A") expenses increased approximately $1.8 million (or 9.4%) during the three months ended July 31, 2000, as compared to the corresponding fiscal 1999 period, primarily due to general and administrative expenses. S,G&A expenses as a percentage of total revenues for the three months ended July 31, 2000 decreased to 9.3% compared to 9.4% for the same period in fiscal year 1999.

     Primarily as a result of an increase in revenues and a decrease in cost of home sales, net income increased by $2.5 million in the three months ended July 31, 2000 from the comparable period in fiscal 1999.

Nine months Ended July 31, 2000 compared to July 31, 1999.

     The Company's revenues from home sales for the nine months ended July 31, 2000 increased $54.3 million (or 10.6%) compared to the same period in fiscal 1999. The number of homes delivered increased 0.4% (to 2,582 from 2,571) and the average selling price of homes delivered increased 10.0% (to $219,000 from $199,000). The increase of revenues and homes delivered is primarily attributable to an increased level of backlog at the beginning of the current period compared with the prior year period. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future period with any degree of certainty.

     The Company's revenues from land sales increased approximately $13.5 million during the nine months ended July 31, 2000, as compared to the same period in fiscal 1999, primarily as a result of a increase in commercial and residential land sales on the west coast of Florida, Virginia, and South Florida.
                                      10
     Cost of home sales increased $40.7 million (or 9.4%) compared to the same period in fiscal 1999 primarily due to the related increase in home sale revenues. Cost of home sales as a percentage of home sales decreased to 83.6% from 84.5% as a result of the product mix of homes delivered.

     The Company's selling, marketing, general and administrative ("S,G&A") expenses increased approximately $6.0 million (or 11.6%) during the nine months ended July 31, 2000, as compared to the corresponding fiscal 1999 period, primarily due to selling and marketing expenses associated with the increased revenues from home sales during the period and an increase in general and administrative expenditures. S,G&A expenses as a percentage of total revenues for the nine months ended July 31, 2000 decreased to 9.6% compared to 9.7% for the same period in fiscal year 1999.

     Primarily as a result of the increase in revenues and a decrease in cost of home sales, net income increased by $5.8 million in the nine months ended July 31, 2000 from the comparable period in fiscal 1999.

Liquidity and Capital Resources

     The Company's financing needs are provided by cash flows from operations, unsecured bank borrowings and from time to time the public debt and equity markets.

     Cash flow from operations has improved as a result of increased revenues and a decrease in cost of home sales. The Company anticipates that cash flow from operations before inventory additions will continue to increase in fiscal year 2000 as a result of a decrease in cost of house sales.

     On June 7, 2000, Standard & Poor's announced that it had upgraded the Company's corporate credit rating and the Company's senior unsecured notes to "B+" from "B", with a stable outlook.

     On June 23, 2000, the Company's unsecured revolving credit facility was amended to provide additional financial flexibility and the term of the facility was extended from May 2002 to May 2003. At July 31, 2000, the Company had outstanding borrowings of $100,000 and $14.7 million of letters of credit outstanding. The Company believes that funds generated from operations and expected borrowing availability under the Credit Facility will be sufficient to fund the Company's working capital requirements during fiscal 2000, with the exception of major land acquisitions, if any.

     In addition, Preferred Home Mortgage Company (PHMC) has a warehouse line of credit in the amount of $40.0 million which is guaranteed by the Company. At July 31, 2000, the outstanding balance was $18.9 million to service origination of mortgage loans. The Company believes that this line of credit is sufficient for its mortgage banking operation for the remainder of fiscal 2000.

     Management does not anticipate that PHMC'S operation will impact liquidity because the mortgages are generally sold within a short period of time after their origination to the Federal National Mortgage Association (FNMA) or other qualified investors. PHMC has established the capability to retain the servicing of loans, however, during fiscal 2000, the Company has not retained servicing rights relating to loans sold.

     LAND ACQUISITION. The Company is continually exploring opportunities to purchase parcels of land for its homebuilding operations and is, at any given time, in various stages of proposing, making offers for, and negotiating the
                                       11
acquisition of various parcels, whether outright or through options. The Company has continued to increase its land development and construction activities in response to current and anticipated demand and expects to pursue additional land acquisition and development opportunities in the future.


NEW ACCOUNTING PRONOUNCEMENTS

     In March, 2000 the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), Accounting for Certain Transactions Involving Stock Compensation. Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 is effective July 1, 2000, with certain provisions that are effective retroactively to December 15, 1998 and January 12, 2000. Interpretation 44 is not expected to have an impact on the Company's consolidated financial statements.


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
























                                      12

Part II - Other Information

Item 1-5  Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

     A.   Exhibits.

  Exhibits                   Description
    No.

    10.8 First Amendment to the Employment Agreement effective November 1, 1998 with Alec Engelstein, Chairman of the Board, President and Chief Executive Officer.

    10.9 Second Amendment to the Employment Agreement effective November 1, 1998 with Alec Engelstein, Chairman of the Board, President and Chief Executive Officer.

    10.10 Second Amendment to Credit Agreement.

    10.11 Third Amendment to Credit Agreement.





































                                      13

                                   SIGNATURES


                    Pursuant to the requirements of the
                    Securities Exchange Act of 1934, the
                    registrant has duly caused this report
                    to be signed on its behalf by the
                    undersigned thereunto duly authorized.



                              ENGLE HOMES, INC.
                              -----------------
                                (Registrant)


Date: AUGUST 23, 2000                            \s\ ALEC ENGELSTEIN
------------------------                         ------------------------
                                                       Alec Engelstein
                                                  Chief Executive Officer



Date: AUGUST 23, 2000                            \s\ DAVID SHAPIRO
------------------------                         ------------------------
                                                       David Shapiro
                                                  Chief Financial Officer
































                                    14

                                                               Exhibit 10.8
                              FIRST AMENDMENT
                                    TO
                           EMPLOYMENT AGREEMENT

     This First Amendment to Employment Agreement is made and entered into effective as of November 1, 1999, by and between ENGLE HOMES, INC., a Florida corporation ("Company"), and ALEC ENGELSTEIN (the "Executive").

                                  RECITALS

     WHEREAS, the Company and the Executive entered into an Employment Agreement effective as of November 1, 1998 (the "Employment Agreement") pursuant to which the Executive renders certain services to the Company; and

     WHEREAS, pursuant to Section 3.1 of the Employment Agreement, the Compensation Committee of the Company's Board of Directors has increased the Base Salary payable by the Company to the Executive from $500,000 to $525,000, effective as of November 1, 1999; and

     WHEREAS, the Company and the Executive now desire to amend the Employment Agreement to reflect that increase in the Executive's Base Salary.

     NOW, THEREFORE, in consideration of the mutual promises and covenants set forth in this Second Amendment, and other good and valuable consideration, the parties to this First Amendment agree as follows:

     1. All capitalized terms in this First Amendment shall have the same meaning as in the Employment Agreement, unless otherwise specified.

     2. The first sentence of Section 3.1 of the Employment Agreement is hereby amended to read as follows:

               "3.1 Base Salary. Effective as of November 1, 1999, the Executive shall receive a base salary at the annual rate of $525,000 (the "Base Salary") during the Term of Employment, with such Base Salary payable in installments consistent with the Company's normal payroll schedule, subject to applicable withholding and other taxes."

     3. All other terms and conditions of the Employment Agreement shall remain the same.

     IN WITNESS WHEREOF, the parties have caused this First Amendment to be duly executed effective as of the day and year first above written.


                                              COMPANY:

                                              ENGLE HOMES, INC.

                                                  \s\ DAVID SHAPIRO
                                              By: -------------------------
                                                  David Shapiro
                                                  Vice President

                                              EXECUTIVE:

                                              \s\ ALEC ENGELSTEIN
                                              -------------------------
                                      15      ALEC ENGELSTEIN

                                                               Exhibit 10.9
                                SECOND AMENDMENT
                                       TO
                              EMPLOYMENT AGREEMENT

     This Second Amendment to Employment Agreement is made and entered into effective as of July 1, 2000, by and between ENGLE HOMES, INC., a Florida corporation ("Company"), and ALEC ENGELSTEIN (the "Executive").

                                    RECITALS

     WHEREAS, the Company and the Executive entered into an Employment Agreement effective as of November 1, 1998, which was amended by a First Amendment effective as of November 1, 1999 (the "Employment Agreement") pursuant to which the Executive renders certain services to the Company; and

     WHEREAS, pursuant to Section 3.1 of the Employment Agreement, the Compensation Committee of the Company's Board of Directors has increased the Base Salary payable by the Company to the Executive from $525,000 to $750,000, effective as of July 1, 2000; and

     WHEREAS, the Company and the Executive now desire to amend the Employment Agreement to reflect that increase in the Executive's Base Salary.

     NOW, THEREFORE, in consideration of the mutual promises and covenants set forth in this Second Amendment, and other good and valuable consideration, the parties to this Second Amendment agree as follows:

     1. All capitalized terms in this Second Amendment shall have the same meaning as in the Employment Agreement, unless otherwise specified.

     2. The first sentence of Section 3.1 of the Employment Agreement is hereby amended to read as follows:

               "3.1 Base Salary. Effective as of July 1, 2000, the Executive shall receive a base salary at the annual rate of $750,000 (the "Base Salary") during the Term of Employment, with such Base Salary payable in installments consistent with the Company's normal payroll schedule, subject to applicable withholding and other taxes."

     3. All other terms and conditions of the Employment Agreement shall remain the same.

     IN WITNESS WHEREOF, the parties have caused this Second Amendment to be duly executed effective as of the day and year first above written.

                                                   COMPANY:

                                                   ENGLE HOMES, INC.

                                                       \s\ DAVID SHAPIRO
                                                   By: ----------------------
                                                       David Shapiro
                                                       Vice President

                                                   EXECUTIVE:
                                                   \s\ ALEC ENGELSTEIN
                                                   --------------------------
                                     16            ALEC ENGELSTEIN

                                                               Exhibit 10.10
                        SECOND AMENDMENT TO CREDIT AGREEMENT


     THIS AGREEMENT (the "Agreement") supplements and amends the Credit Agreement dated as of May 28, 1998 (the "Original Credit Agreement") by and among Engle Homes, Inc., a Florida corporation, as Borrower (the "Borrower"), the Banks named therein and party thereto, as Banks, SunTrust Bank South Florida National Association, a national banking association, as Administrative Agent (the "Administrative Agent" or "Agent"), and NationsBank, N.A., a national banking association, as Documentation Agent (the "Documentation Agent"), as amended by a First Amendment to Credit Agreement dated as of May 26, 1999 (the "First Amendment") by and among the Borrower, the Subsidiaries (defined in the Original Credit Agreement) of Borrower existing as of the date of the First Amendment, the Banks party to the Original Credit Agreement as of the date of the First Amendment, and the Administrative Agent (the Original Credit Agreement as amended by the First Amendment is hereinafter referred to as the "Credit Agreement"), and is made as of this 1st day of December, 1999 by and among the Borrower, the Subsidiaries (defined in the Credit Agreement) of Borrower existing as of the date of this Agreement, the Banks now party to the Credit
Agreement, and the Administrative Agent.   As of the date of this Agreement,
Bank of America National Association is successor to Bank of America National Trust and Savings Association, the successor in interest to NationsBank, N.A. and Bank One, NA was formerly known as The First National Bank of Chicago and is the successor in interest to Bank One, Arizona, N.A.

                                  RECITALS:

     WHEREAS, the Borrower, the Subsidiaries (defined in the Credit Agreement) of Borrower existing as of the date of this Agreement, the Banks now party to the Credit Agreement, and the Administrative Agent desire to recognize certain changes and amend the Credit Agreement, all as expressly set forth in this Agreement;

                            W I T N E S S E T H:

     NOW, THEREFORE, in consideration of the premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Borrower, the Subsidiaries (defined in the Credit Agreement) of Borrower existing as of the date of this Agreement, the Banks now party to the Credit Agreement, and the Administrative Agent and do hereby covenant and agree as follows:

     1.   Recitals are True and Correct; and Defined Terms.

          The foregoing Recitals are true and correct and form a part of this Agreement and any capitalized terms not defined in this Agreement shall have the meanings set forth in the Credit Agreement.

     2.   Modification of Credit Agreement

          The reference to "$5,000,000.00" in Section 8.7 of the Credit Agreement (entitled "Redemption") is hereby amended and restated to be "$15,000,000.00".

     3.   Representations and Warranties.

          Borrower represents and warrants that: (a) the representations and warranties in the Credit Agreement are true in all materials respects as
                                      17
     of the date hereof (both before and after giving effect to this Agreement); and (b) no Event of Default or Unmatured Event of Default has occurred and is continuing as of the date hereof (both before and after giving effect to this Agreement).

     4.   Conditions Precedent.

          The effectiveness of this Agreement is subject to the receipt by the Agent of the following:

          a. At least ten (10) original counterparts of this Agreement, duly executed by all signatories hereto; and

          b. Any and all additional certificates, opinions, agreements, instruments, documents and assurances as the Agent may reasonably request.

     5.   Consent of Guarantors.

          Each of the Subsidiaries has joined into the execution of this Agreement for the purposes of consenting to this Agreement in their capacity as Guarantors and ratifying the Guaranty, which remains in full force and effect in accordance with its terms, and for the further purpose of confirming that each of them remains liable as a Guarantor on the Guaranty and that such liability is not in any way altered, diminished or impaired by this Agreement.

     6.   Effect of this Agreement.

          This Agreement supplements and amends the Credit Agreement and constitutes a part of the Credit Agreement and one of the Loan Documents. Except as specifically supplemented or amended by this Agreement, the Credit Agreement and all other Loan Documents are hereby ratified and each shall remain in full force and effect according to their respective terms.

     7.   Claims and Defenses.

          The Borrower and each Subsidiary represents and warrants to each of the other parties to this Agreement that there is no defense or right of offset against any Obligations, and the Borrower and each Subsidiary hereby waives, and releases, acquits, satisfies, and forever discharges each of the other parties to this Agreement and their respective officers, directors, shareholders and agents (collectively, "Released Parties") from any and all claims, counterclaims, defenses, actions, causes of action, suits, controversies, agreements, promises and demands whatsoever in law or in equity which the Borrower or any Subsidiary ever had, now has or which any legal representative, successor or assign of any of them can, shall, or may have against any of the Released Parties for, upon or by reason of any matter, cause or thing whatsoever from the beginning of time to the date of this Agreement, including, without limitation, any such matter, cause or thing arising out of or with respect to the Guaranty or any of the Loan Documents, excluding only those obligations of the Agent and Banks expressly set forth in the Loan Documents to the extent arising on or after the date of this Agreement.

     8.   Successors and Assigns.

          This Agreement shall bind and inure to the benefit of the parties hereto and their respective legal representatives, successors and assigns;
                                      18
     provided, however, that no party may assign, and no Person shall succeed to, any rights, powers, duties or obligations in violation of the Credit Agreement or other Loan Documents.

     9.   Captions.

          All captions or headings contained in this Agreement are provided for convenience and ease of reference only, and are in no way intended to, nor shall they, form a part of or limit, restrict or define the scope or content of this Agreement.

     10.  Governing Law.

          This Agreement shall be governed by and construed according to the laws of the State of Florida.

     11.  Counterparts.

          This Agreement may be executed and delivered in any number of counterparts, each of which, when so executed and delivered, shall be and constitute an original and one and the same document.



     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written above.

                                      BORROWER:

                                      ENGLE HOMES, INC., a Florida corporation

                                          \s\ DAVID SHAPIRO
                                      By: --------------------------------
                                          Name: David Shapiro
                                          Title: Vice President
                                                                    (SEAL)


                                      GUARANTORS:

                                      ENGLE HOMES/ORLANDO, INC.,
                                      ENGLE HOMES/PALM BEACH, INC.,
                                      ENGLE HOMES/BROWARD, INC.,
                                      ENGLE HOMES/PEMBROKE, INC.,
                                      ENGLE HOMES/GULF COAST, INC.,
                                      ENGLE HOMES/ATLANTA, INC. (f/k/a Engle
                                            Homes/Dade, Inc.),
                                      ENGLE HOMES/SOUTHWEST FLORIDA, INC. (f/k/a
                                            Engle Homes/Naples, Inc.),
                                      ENGLE HOMES/LAKE BERNADETTE, INC.,
                                      ENGLE HOMES/COLORADO, INC. (f/k/a Park
                                            Engle Homes, Inc.),
                                      ENGLE HOMES/ARIZONA, INC. (f/k/a Engle
                                            Homes/Maryland, Inc.),
                                      ENGLE HOMES/NORTH CAROLINA, INC.,
                                      ENGLE HOMES/TEXAS, INC.,
                                      ENGLE HOMES/VIRGINIA, INC.,
                                      GREENLEAF HOMES, INC.,
                                      PREFERRED BUILDERS REALTY, INC.,
                                     19
                                      PREFERRED HOME MORTGAGE COMPANY,
                                      UNIVERSAL LAND TITLE, INC.,
                                      PEMBROKE FALLS REALTY, INC.,
                                      ST. TROPEZ AT BOCA GOLF, INC.,
                                      ENGLE HOMES/JACKSONVILLE, INC.
                                      and BANYAN TRAILS, INC., each a Florida
                                      corporation, ENGLE HOMES/ARIZONA
                                      CONSTRUCTION, INC., an Arizona
                                      corporation, and UNIVERSAL LAND TITLE OF
                                      COLORADO, INC., a Colorado corporation,
                                      and ENGLE HOMES REALTY, INC., a Georgia
                                      corporation


                                          \s\ DAVID SHAPIRO
                                      By: --------------------------------
                                          Name:  David Shapiro
                                          Title: Vice President
                                                         (CORPORATE SEALS)



                                      BANKS:

                                      SUNTRUST BANK, SOUTH FLORIDA, NATIONAL
                                      ASSOCIATION

                                          \s\ JEFFREY I. SHULMAN
                                      By: --------------------------------
                                          Name: Jeffrey I. Shulman
                                          Title: Senior Vice President


                                      BANK OF AMERICA, NATIONAL ASSOCIATION
                                      successor to BANK OF AMERICA NATIONAL
                                      TRUST AND SAVINGS ASSOCIATION, a national banking association, successor in interest to NationsBank, N.A.

                                          \s\ KELLY P. PRENTISS
                                      By: --------------------------------
                                          Name:  Kelly P. Prentiss
                                          Title:  Vice President


                                      GUARANTY FEDERAL BANK, FSB

                                          \s\ PAUL J. PIROK
                                      By: --------------------------------
                                          Name:   Paul J. Pirok
                                          Title:   Senior Vice President


                                      BANK ONE, NA formerly known as The First
                                      National Bank of Chicago, successor in
                                      interest to Bank One, Arizona, N.A.

                                          \s\ CHRISTOPHER J. FLYNN
                                      By: --------------------------------
                                      20
                                          Name:   Christopher J. Flynn
                                          Title:   Corporate Banking Officer


                                      BANKBOSTON, N.A.

                                          \s\ KEVIN HAKE
                                      By: --------------------------------
                                          Name:  Kevin Hake
                                          Title:  Director


                                      NORWEST BANK COLORADO, NATIONAL
                                      ASSOCIATION

                                          \s\ ALLISON GALLAGHER
                                      By: -------------------------------
                                          Name:  Allison Gallagher
                                          Title:   Vice President


                                      AGENT:

                                      SUNTRUST BANK, SOUTH FLORIDA, NATIONAL
                                      ASSOCIATION, a  national banking
                                      association


                                          \s\ JEFFREY I. SHULMAN
                                      By: -------------------------------
                                          Name: Jeffrey I. Shulman
                                          Title: Senior Vice President



























                                      21

                                                               Exhibit 10.11
                      THIRD AMENDMENT TO CREDIT AGREEMENT


     THIS AGREEMENT (the "Agreement") supplements and amends the Credit Agreement dated as of May 28, 1998 (the "Original Credit Agreement") by and among Engle Homes, Inc., a Florida corporation, as Borrower (the "Borrower"), the Banks named therein and party thereto, as Banks, SunTrust Bank (f/k/a SunTrust Bank, South Florida, National Association), as Administrative Agent (the "Administrative Agent" or "Agent"), and NationsBank, N.A., a national banking association, as Documentation Agent (the "Documentation Agent"), as amended by a First Amendment to Credit Agreement dated as of May 26, 1999 (the "First Amendment") by and among the Borrower, the Subsidiaries (defined in the Original Credit Agreement) of Borrower existing as of the date of the First Amendment, the Banks party to the Original Credit Agreement as of the date of the First Amendment, and the Administrative Agent, and a Second Amendment to Credit Agreement dated as of December 1, 1999 (the "Second Amendment") by and among the Borrower, the Subsidiaries (defined in the Original Credit Agreement) of Borrower existing as of the date of the Second Amendment, the Banks party to the Original Credit Agreement as of the date of the Second Amendment, and the Administrative Agent (the Original Credit Agreement as amended by the First Amendment and Second Amendment is hereinafter referred to as the "Credit Agreement"), and is made as of this 21st day of June, 2000 by and among the Borrower, the Subsidiaries (defined in the Credit Agreement) of Borrower existing as of the date of this Agreement, the Banks now party to the Credit
Agreement, and the Administrative Agent.   As of the date of this Agreement,
Bank of America, National Association is the successor in interest to NationsBank, N.A., The First National Bank of Chicago is the successor in interest to Bank One, Arizona, N.A., and is now known as Bank One, NA (Main Office Chicago), Norwest Bank, Colorado, N.A. is now known as Wells Fargo Bank West, and SunTrust Bank, South Florida, National Association is now known as SunTrust Bank.

                                    RECITALS:

     WHEREAS, the Borrower, the Subsidiaries (defined in the Credit Agreement) of Borrower existing as of the date of this Agreement, the Banks now party to the Credit Agreement, and the Administrative Agent desire to recognize certain changes and amend the Credit Agreement, all as expressly set forth in this Agreement;

                              W I T N E S S E T H:

     NOW, THEREFORE, in consideration of the premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Borrower, the Subsidiaries (defined in the Credit Agreement) of Borrower existing as of the date of this Agreement, the Banks now party to the Credit Agreement, and the Administrative Agent and do hereby covenant and agree as follows:



1.   Recitals are True and Correct; and Defined Terms.

     The foregoing Recitals are true and correct and form a part of this Agreement and any capitalized terms not defined in this Agreement shall have the meanings set forth in the Credit Agreement.

2.   New Guarantors.
                                      22
     Engle Homes Delaware, Inc. and Engle Homes Financing, Inc. are each a Delaware corporation, a new Subsidiary of Borrower, and New Guarantor, and each has and does hereby become a Guarantor in accordance with Section 11.4 of the Credit Agreement, and does hereby assume and become liable for all indebtedness, liabilities and obligations of a Guarantor under the Guaranty and other Loan Documents, on a joint and several basis with each of the other Guarantors.

3.   Changes in Commitments and Banks.


     (a) Borrower delivered an Extension Request pursuant to Section 2.21(a) of the Credit Agreement, requesting a one-year extension of the Facility Maturity Date from May 29, 2002 to May 29, 2003, and that the Banks amend the Credit Agreement as set forth in this Agreement. All of the Banks approved the Extension Request, except for Fleet National Bank (f/k/a BankBoston, N.A.). Prior to the date of this Agreement, Fleet National Bank (f/k/a BankBoston, N.A.) assigned $4,152,248 of its Commitment to Bank of America, National Association, $4,844,291 of its Commitment to Guaranty Federal Bank, FSB, and $2,768,167 of its Commitment to Wells Fargo Bank West, thus increasing the respective Commitments of those Banks by the amount so assigned. As a result of those assignments, Fleet National Bank (f/k/a BankBoston, N.A.) has no further Commitment.

     (b) Schedule "A" attached hereto and incorporated herein replaces Schedule "A" to the Credit Agreement and sets forth each of the Banks now party to the Credit Agreement and their respective Commitments as of the date of this Agreement, after giving effect to the changes described in paragraph (a) of this Section of this Agreement.

     (c) The Notes originally issued to each Bank party to this Agreement shall continue to evidence all Loans now or hereafter made by or owing to such Bank, after giving effect to the foregoing changes, since each Bank's Commitment, as so increased, is now less than the original stated principal amount of its respective Note.


4.   Modifications to the Credit Agreement

     a.   Facility Maturity Date

          (i) The definition of "Facility Maturity Date" in Article I of the Credit Agreement is hereby amended and restated to read as follows:

          ""Facility Maturity Date" means May 29, 2003, as the same may be extended for any one year period as provided in Section 2.21."

          (ii) The first and second sentences of paragraph (a) of Section 2.21 of the Credit Agreement are hereby amended and restated to read as follows:

          "On an annual basis, no earlier than twenty seven (27) months and no later than twenty four (24) months prior to the then existing Facility Maturity Date, Borrower may request a one-year extension of the Facility Maturity Date by submitting a written request for an extension to Agent (an "Extension Request"), which Extension Request shall include the total amount of the extension fee Borrower is willing to pay for the extension. Promptly upon (but not later than five (5) Business Days after) receipt of the Extension Request, Agent shall notify each Bank that Agent received an Extension Request and
                                      23
          of the amount of the extension fee that would be paid to such Bank if the Extension Request is approved by all Banks (including, if applicable, Replacement Banks), and shall request each Bank to approve the Extension Request."

          (iii)     Consistent with the foregoing provisions of this paragraph
     (a) of this Section 4 of this Agreement, all other references to "two (2) years" in the remainder of Section 2.21 of the Credit Agreement are hereby amended and restated to be "one (1) year". As a result, except for the amendment and restatement of the first and second sentences of paragraph
     (a) of Section 2.21 of the Credit Agreement in accordance with paragraph 4(a)(i) of this Agreement, the remainder of Section 2.21 of the Credit Agreement shall remain in the form expressed in the Original Credit Agreement.

          (iv) Paragraph (c) of Section 2.5 of the Credit Agreement is hereby amended and restated to read as follows:

          "(c) Extension Fee. If the Facility Maturity Date is extended pursuant to the provisions of Section 2.21, then the Borrower shall pay to Agent the extension fee in the amount set forth in the Extension Request approved by all Banks (including, if applicable, Replacement Banks). The extension fee shall be paid by Borrower to Agent, in advance, within five (5) Business Days after Agent notifies Borrower of the extension of the Facility Maturity Date pursuant to
          Section 2.21(a). The extension fee shall be non-refundable in any event. Once paid by Borrower, SunTrust shall retain any portion of the extension fee due to it as Bank and Agent, and pay to each other Bank (including, if applicable, Replacement Banks) its respective portion of the extension fee."

     b.   Borrowing Base.

          (i) The reference to "Twenty Two Million and 00/100 Dollars ($22,000,000.00)" in clause (b) in the definition of Borrowing Base in
     Article I of the Credit Agreement is hereby amended and restated to be "Twenty Five Million and 00/100 Dollars ($25,000,000.00)."

          (ii) The reference to "Twenty Nine Million and 00/100 Dollars ($29,000,000.00)" in clause (c) in the definition of Borrowing Base in
     Article I of the Credit Agreement is hereby amended and restated to be "Thirty Five Million and 00/100 Dollars ($35,000,000.00)."

          (iii) The reference to "twenty percent (20%)" in clause (e) in the definition of Borrowing Base in Article I of the Credit Agreement is hereby amended and restated to be "Twenty Five Percent (25%)."

     c.   Letter of Credit Facility Limitation.

     The reference to "$10,000,000.00" in clause (ii) of Section 4.2 of the Original Credit Agreement, as amended and restated in the First Amendment to be "$15,000,000.00, is hereby amended and restated to be "$20,000,000.00."

     d.   Indebtedness Limitation.

     The reference to "$35,000,000" in clause (viii) of Section 8.2 of the Credit Agreement, as amended and restated in the First Amendment, is hereby amended and restated to be "$40,000,000."
                                      24

5.   Representations and Warranties.

     Borrower represents and warrants that: (a) the representations and warranties in the Credit Agreement are true in all materials respects as of the date hereof (both before and after giving effect to this Agreement); and (b) no Event of Default or Unmatured Event of Default has occurred and is continuing as of the date hereof (both before and after giving effect to this Agreement).


6.   Conditions Precedent.

     The effectiveness of this Agreement is subject to the receipt by the Agent of the following:

          a. At least ten (10) original counterparts of this Agreement, duly executed by all signatories hereto; and

          b. Any and all additional certificates, opinions, agreements, instruments, documents and assurances as the Agent may reasonably request.

7.   Consent of Guarantors.

     Each of the Subsidiaries has joined into the execution of this Agreement for the purposes of consenting to this Agreement in their capacity as Guarantors and ratifying the Guaranty, which remains in full force and effect in accordance with its terms, and for the further purpose of confirming that each of them remains liable as a Guarantor on the Guaranty and that such liability is not in any way altered, diminished or impaired by this Agreement.

8.   Effect of this Agreement.

     This Agreement supplements and amends the Credit Agreement and constitutes a part of the Credit Agreement and one of the Loan Documents. Except as specifically supplemented or amended by this Agreement, the Credit Agreement and all other Loan Documents are hereby ratified and each shall remain in full force and effect according to their respective terms.

9.   Claims and Defenses.

     The Borrower and each Subsidiary represents and warrants to each of the other parties to this Agreement that there is no defense or right of offset against any Obligations, and the Borrower and each Subsidiary hereby waives, and releases, acquits, satisfies, and forever discharges each of the other parties to this Agreement and their respective officers, directors, shareholders and agents (collectively, "Released Parties") from any and all claims, counterclaims, defenses, actions, causes of action, suits, controversies, agreements, promises and demands whatsoever in law or in equity which the Borrower or any Subsidiary ever had, now has or which any legal representative, successor or assign of any of them can, shall, or may have against any of the Released Parties for, upon or by reason of any matter, cause or thing whatsoever from the beginning of time to the date of this Agreement, including, without limitation, any such matter, cause or thing arising out of or with respect to the Guaranty or any of the Loan Documents, excluding only those obligations of the Agent and Banks expressly set forth in the Loan Documents to the extent arising on or after the date of this Agreement.


10.  Successors and Assigns.
                                      25
     This Agreement shall bind and inure to the benefit of the parties hereto and their respective legal representatives, successors and assigns; provided, however, that no party may assign, and no Person shall succeed to, any rights, powers, duties or obligations in violation of the Credit Agreement or other Loan Documents.

11.  Captions.

     All captions or headings contained in this Agreement are provided for convenience and ease of reference only, and are in no way intended to, nor shall they, form a part of or limit, restrict or define the scope or content of this Agreement.

12.  Governing Law.

     This Agreement shall be governed by and construed according to the laws of the State of Florida.

13.  Counterparts.

     This Agreement may be executed and delivered in any number of counterparts, each of which, when so executed and delivered, shall be and constitute an original and one and the same document.


     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written above.

                                    BORROWER:

                                    ENGLE HOMES, INC., a Florida corporation

                                        \s\ DAVID SHAPIRO
                                    By: -------------------------------------
                                        Name: David Shapiro
                                        Title: Vice President
                                                                       (SEAL)


                                    GUARANTORS:

                                    ENGLE HOMES/ORLANDO, INC.,
                                    ENGLE HOMES/PALM BEACH, INC.,
                                    ENGLE HOMES/BROWARD, INC.,
                                    ENGLE HOMES/PEMBROKE, INC.,
                                    ENGLE HOMES/GULF COAST, INC.,
                                    ENGLE HOMES/ATLANTA, INC. (f/k/a Engle
                                          Homes/Dade, Inc.),
                                    ENGLE HOMES/SOUTHWEST FLORIDA, INC. (f/k/a
                                          Engle Homes/Naples, Inc.),
                                    ENGLE HOMES/LAKE BERNADETTE, INC.,
                                    ENGLE HOMES/COLORADO, INC. (f/k/a Park Engle
                                          Homes, Inc.),
                                    ENGLE HOMES/ARIZONA, INC. (f/k/a Engle
                                          Homes/Maryland, Inc.),
                                    ENGLE HOMES/NORTH CAROLINA, INC.,
                                    ENGLE HOMES/TEXAS, INC.,
                                    ENGLE HOMES/VIRGINIA, INC.,
                                    GREENLEAF HOMES, INC.,
                                      26
                                    PREFERRED BUILDERS REALTY, INC.,
                                    PREFERRED HOME MORTGAGE COMPANY,
                                    UNIVERSAL LAND TITLE, INC.,
                                    PEMBROKE FALLS REALTY, INC.,
                                    ST. TROPEZ AT BOCA GOLF, INC.,
                                    ENGLE HOMES/JACKSONVILLE,INC.
                                    and BANYAN TRAILS, INC., each a Florida
                                    corporation, ENGLE HOMES/ARIZONA
                                    CONSTRUCTION, INC., an Arizona corporation,
                                    UNIVERSAL LAND TITLE OF COLORADO, INC., a
                                    Colorado corporation, and ENGLE HOMES
                                    REALTY, INC., a Georgia corporation


                                        \s\ DAVID SHAPIRO
                                    By: ------------------------------
                                        Name:  David Shapiro
                                        Title: Vice President
                                                     (CORPORATE SEALS)


                                    ENGLE HOMES DELAWARE, INC. and ENGLE HOMES
                                    FINANCING, INC., each a Delaware corporation


                                        \s\ MILDRED F. SMITH
                                    By: ------------------------------
                                        Name:  Mildred F. Smith
                                        Title: President
                                                     (CORPORATE SEALS)


                                    BANKS:

                                    SUNTRUST BANK (F/K/A SUNTRUST BANK, SOUTH
                                    FLORIDA, NATIONAL ASSOCIATION)

                                        \s\ JEFFREY I. SHULMAN
                                    By: -------------------------------
                                        Name: Jeffrey I. Shulman
                                        Title: Senior Vice President


                                    BANK OF AMERICA, NATIONAL ASSOCIATION, a national banking association, successor in interest to NationsBank, N.A.

                                        \s\ KELLEY P. PRENTISS
                                    By: -------------------------------
                                        Name:  Kelley P. Prentiss
                                        Title:  Vice President


                                    GUARANTY FEDERAL BANK, FSB

                                        \s\ KEVIN DELOZIER
                                    By: -------------------------------
                                        Name:   Kevin DeLozier
                                        Title:  Assistant Vice President
                                      27


                                    BANK ONE, NA (MAIN OFFICE CHICAGO) (F/K/A
                                    THE FIRST NATIONAL BANK OF CHICAGO,
                                    successor in interest to Bank One, Arizona, N.A.)

                                        \s\ F. PATT SCHIEWITZ
                                    By: --------------------------------
                                        Name:   F. Patt Schiewitz
                                        Title:  Senior Vice President



                                    WELLS FARGO BANK WEST (F/K/A NORWEST BANK
                                    COLORADO, NATIONAL ASSOCIATION)

                                        \s\ ALLISON GALLAGHER
                                    By: --------------------------------
                                        Name:  Allison Gallagher
                                        Title: Vice President




                                    AGENT:

                                    SUNTRUST BANK (F/K/A SUNTRUST BANK, SOUTH
                                    FLORIDA, NATIONAL ASSOCIATION)


                                        \s\ JEFFREY I. SHULMAN
                                    By: ---------------------------------
                                        Name: Jeffrey I. Shulman
                                        Title: Senior Vice President

























                                     28

                                     SCHEDULE "A"

                            Existing Banks and Commitments




SunTrust Bank, South Florida, National Association           $38,235,294

Bank of America, National Association                        $21,799,307

Guaranty Federal Bank, FSB                                   $19,550,173

The First National Bank of Chicago                           $11,764,706

Wells Fargo Bank West                                         $8,650,520











































                                     29