Form 10-K405
period 2000-10-31
ENGLE HOMES INC /FL
filed 2001-02-12
CIK 880034

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

              [X] Annual Report Pursuant to Section 13 or 15(d) of

                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended October 31, 2000

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of

                       the Securities Exchange Act of 1934

        For the transition period from                to                .
                                       --------------    ---------------

                          Commission File No. 333-40741

                                Engle Homes, Inc.
             (Exact name of registrant as specified in its charter)

Florida                                                  59-2214791
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

123 N.W. 13th Street
Boca Raton, Florida                                        33432
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (561) 391-4012

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Note: The Company is not subject to the filing requirements of the Securities Exchange Act of 1934. This report is filed pursuant to contractual obligations imposed on the Company by two Indentures, dated as of February 2, 1998 and June 12, 1998, respectively, under which the Company is the issuer of certain debt.

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

     All of the Registrant's common stock has been held by affiliates since November 22, 2000. As a result, there is no aggregate market value of shares of Common Stock held by non-affiliates.

     The number of shares of common stock of the Registrant outstanding as of January 29, 2001 was 100.

                       Documents Incorporated by Reference

                                      None

                                     PART I


ITEM 1. BUSINESS

GENERAL

     Engle Homes, Inc. ("Engle" or the "Company") designs, constructs, markets and sells detached single-family residences, townhomes, patio homes and condominiums to entry level and move-up buyers, retirees and second home, seasonal buyers. Engle operates in nine geographic markets: Broward County, Palm Beach County and Martin County in South Florida; Orlando in Central Florida; Tampa, Naples and Fort Myers on the west coast of Florida; Denver, Colorado; Dallas, Texas; Virginia; Phoenix, Arizona; Raleigh, North Carolina; and Atlanta, Georgia. The Company offers a variety of home styles at prices ranging from approximately $90,000 to over $400,000 with an average sales price in fiscal 2000 of approximately $222,000. In addition, the Company operates a mortgage company which provides mortgages primarily to its home buyers in all of its geographic markets and a title company which provides services to its home buyers and third parties in Florida, Denver, Colorado, and Dallas, Texas.

     Engle has expanded into eight of the top 20 homebuilding markets in the nation through both start-up operations and the acquisition of a homebuilder in Denver, Colorado. In fiscal 2000, approximately 51% of the Company's revenues from home sales were generated outside of the Florida markets.

     Over the past five years, the Company's total revenues have grown from $332 million in fiscal 1996 to $844 million in fiscal 2000. The number of homes delivered increased from 1,567 in fiscal 1996 to 3,573 in fiscal 2000. At the end of fiscal 2000, Engle was marketing homes in 107 communities.

RECENT DEVELOPMENTS

     On October 12, 2000, the Company and Technical Olympic USA, Inc. ("Technical Olympic") jointly announced that they entered into a definitive merger agreement under which Technical Olympic would acquire Engle in a cash tender offer and subsequent merger, valued at approximately $465 million, including the assumption of approximately $250 million of debt. Technical Olympic is an indirect wholly-owned subsidiary of Technical Olympic S.A., a publicly-traded Greek corporation.

     Pursuant to the merger agreement, on October 20, 2000 an acquisition subsidiary of Technical Olympic commenced a tender offer to purchase all shares of Engle common stock outstanding for $19.10 per share in cash, for a total price of approximately $215 million. The acquisition subsidiary closed the tender offer and acquired approximately 98% of the Company's common stock on November 20, 2000. The merger was consummated on November 22, 2000, resulting in all outstanding capital stock of the Company being owned by Engle Holdings Corp., a Delaware corporation ("Engle Holdings"), and a wholly-owned subsidiary of Technical Olympic.

     Technical Olympic S.A., a general construction company based in Athens, Greece, is involved in the construction of a variety of major infrastructure projects such as highways, roads, tunnels, airports, irrigation and land reclamation projects, marine and harbor works, industrial, commercial, as well as public and private buildings in Greece, the United Kingdom, and Romania. It also is active in homebuilding in the United States through its 80% ownership of Newmark Homes Corp., a publicly-held homebuilder based in Texas.

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

     At October 31, 2000, the Company was marketing 15 subdivisions in South Florida; 26 in Central Florida; 11 on the west coast of Florida; 10 in Denver, Colorado; 13 in Dallas, Texas; 9 in Virginia; 16 in Phoenix, Arizona; and 7 in Atlanta, Georgia. The Company's residential real estate inventory at October 31, 2000 was as follows:

                                                                                   Lots Available
                                          Homes Under Construction            For Future Construction
                       Total Lots     --------------------------------     -----------------------------
                       Available      Sold(1)   Speculative(2)  Models     Sold(1)    Unsold     Options
                       ----------     -------   --------------  ------     -------    ------     -------

South Florida(3)         2,024(4)        246           38           33        331      1,115        261
Central Florida(5)       1,801           233           58           32        189        418        871
West Coast FL(6)         1,782(7)        153           44           15         68      1,403         99
Denver, CO               2,342           159           46           19         45      1,402        671
Dallas, TX               1,497            79           51           16         55        398        898
Virginia                   916           143            9           10        101         28        625
Raleigh, NC                 66             3            1           --         --         62         --
Atlanta, GA                591            18           25            7         39        156        346
Phoenix, AZ              1,837           173           64           43         30        736        791
                        ------        ------       ------       ------     ------     ------     ------
Total                   12,856         1,207          336          175        858      5,718      4,562
                        ======        ======       ======       ======     ======     ======     ======

----------

(1) Under contract, but not delivered. See the discussion of the Company's backlog under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Speculative units are unsold homes that are completed or under construction.

(3)  South Florida refers to Broward County, Palm Beach County and Martin
     County.

(4)  Includes 753 remaining lots in Pembroke Falls.

(5)  Central Florida refers to Orlando.

(6)  West Coast Florida refers to Tampa, Sarasota, Naples and Fort Myers.

(7)  Includes 744 remaining lots in Lake Bernadette.

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

     During fiscal 2000, PHMC sold approximately $333 million in mortgage loans (including servicing rights), representing a significant portion of the Company's homebuyers that requested mortgage financing. Substantially all of PHMC's revenues are derived from mortgages on homes built by Engle. At October 31, 2000, PHMC was originating mortgages in all Engle homebuilding divisions.

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

     Title Services. Universal Land Title ("ULT"), a wholly-owned subsidiary, currently provides title services to the Company's homebuyers in Florida, Denver, Colorado and Dallas, Texas, as well as third parties. At October 31, 2000, ULT was operating 19 offices in Florida, 1 office in Denver, Colorado, and 1 office in Dallas, Texas.

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

     To varying degrees, certain permits and approvals will be required to complete the residential developments currently being planned by the Company. The ability of the Company to obtain necessary approvals and permits for these projects is often beyond the Company's control and could restrict or prevent the development of otherwise desirable property. The length of time necessary to obtain permits and approvals increases the carrying costs of unimproved property acquired for the purpose of development and construction. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations and their interpretation and application. To minimize these risks, the Company restricts land purchases to tracts that have zoning entitlements.

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

COMPETITION AND MARKET FACTORS

     The development and sale of residential properties is a highly competitive and fragmented business. The Company competes in each of its markets with numerous national, regional and local builders, including some builders with greater financial resources. Builders of new homes compete not only for home buyers, but also for desirable properties, raw materials and skilled subcontractors. The Company also competes for residential sales with individual sales of existing homes and available rental housing.

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

EMPLOYEES

     At October 31, 2000, the Company employed approximately 910 persons, including sales and marketing personnel, executive, administrative and clerical personnel, construction employees and financial services personnel.

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

     For information about the Company's lot inventory as of October 31, 2000, please see "ITEM 1: Land Acquisition and Development". The lot inventory set forth therein are either owned by the Company or are owned by third parties and subject to optional take-downs by the Company.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

     From time to time, the Company is involved in matters with state and local governments regarding compliance with real estate development and land use regulations and related permitting. The Company has made, and in the future may be required to make, payments to state or local government entities in order to resolve these matters. In 2000, the Company settled a matter involving alleged violation of a local land clearing ordinance for an amount that the Company believes is not material to its business or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's 2000 fiscal year.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     As of November 22, 2000, the outstanding shares of Common Stock of Engle ceased trading as a result of the merger of the Company with a subsidiary of Technical Olympic. Since such date, all shares of Common Stock of the Company are beneficially owned by Engle Holdings, a subsidiary of Technical Olympic. See "PART III, ITEM 12 - Security Ownership of Certain Beneficial Owners and Management." Prior to November 22, 2000, Engle's Common Stock was traded on The Nasdaq National Market under the symbol "ENGL." The following table sets forth, for the periods indicated, the high and low closing sales price for the Common Stock, as reported on The Nasdaq National Market:

                                      YEAR ENDED OCTOBER 31,
                          ------------------------------------------------
                                   2000                     1999
                          ----------------------    ----------------------
                            HIGH          LOW         HIGH          LOW
                          ---------    ---------    ---------    ---------

First Quarter .....       $   13.63    $   10.31    $   15.31    $   13.13
Second Quarter ....       $   11.00    $    9.13    $   14.00    $    8.75
Third Quarter .....       $   10.56    $    9.13    $   14.13    $   11.63
Fourth Quarter ....       $   18.94    $    9.56    $   13.00    $    8.63

DIVIDENDS

     For the fiscal years ended October 31, 2000 and 1999, the Company declared and paid per share dividends as set forth in the following table:

                           CASH DIVIDENDS
                          ---------------
                          2000       1999
                          ----       ----
First Quarter .....       $.06       $.04
Second Quarter ....       $.06       $.06
Third Quarter .....       $.06       $.06
Fourth Quarter ....         --       $.06

     The payment of future cash dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, results of operations, capital requirements, the Company's financial condition, debt covenant restrictions and such other factors as the Board of Directors may consider.

     The indentures for the Company's 9 1/4% Senior Notes due 2008 (the "Senior Notes") contain restrictions on the payment of dividends, dependent, in part, on the Company's net income earned since Feb 1 1998. The Company's new bank credit agreement also restricts the Company from declaring or paying dividends with certain exceptions.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data as of and for the years ended October 31, 2000, 1999, 1998, 1997 and 1996 excluding "Selected Operating Data" have been derived from the consolidated financial statements of the Company which have been audited by BDO Seidman, LLP, independent certified public accountants. The following data should be read in conjunction with "ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements, and related notes included in "ITEM 8, Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

                             SELECTED FINANCIAL DATA
                (IN THOUSANDS, EXCEPT PER SHARE AND UNIT AMOUNTS)

                                                           YEARS ENDED OCTOBER 31,
                                    ------------------------------------------------------------------
                                      2000           1999           1998         1997          1996
                                    ---------      ---------     ---------     ---------     ---------

Income Statement Data:
Total Revenues                      $ 844,011      $ 741,940     $ 536,040     $ 425,295     $ 332,088

Income before income taxes             57,198         45,645        28,370        21,899        13,701
Provision for income taxes             21,534         17,619        10,922         8,431         5,206
Income before extraordinary
     items                             35,664         28,026        17,448        13,468         8,495
Extraordinary items                                                 (2,612)

Net income                          $  35,664      $  28,026     $  14,836     $  13,468     $   8,495
                                    =========      =========     =========     =========     =========

Income per share before
     extraordinary items
          Basic                     $    3.25      $    2.50     $    1.75     $    1.94     $    1.23
          Diluted                   $    3.24      $    2.49     $    1.70     $    1.58     $    1.03
Loss per share from
     extraordinary items
          Basic                                                  $    (.26)
          Diluted                                                $    (.25)
Net income per share
          Basic                     $    3.25      $    2.50     $    1.49     $    1.94     $    1.23
          Diluted                   $    3.24      $    2.49     $    1.45     $    1.58     $    1.03

Cash dividends                      $   2,641      $   2,242     $   1,617     $   1,109     $   1,109
                                    =========      =========     =========     =========     =========

Weighted average number
     of outstanding shares
          Basic                        10,972         11,196         9,974         6,931         6,929
          Diluted                      11,013         11,275        10,578         9,246         9,251

Selected Operating Data:
Deliveries (in units)                   3,573          3,514         2,605         1,992         1,567
Backlog at end of period(a)
          Units                         2,065          1,860         1,621           869         1,016
          Aggregate sales value     $ 497,800      $ 411,100     $ 324,000     $ 174,000     $ 210,300

                                                       OCTOBER 31,
                               ------------------------------------------------------------
                                 2000         1999         1998         1997         1996
                               --------     --------     --------     --------     --------

Balance Sheet Data:
Inventories(b)                 $409,458     $386,804     $352,620     $230,108     $220,564
Total assets                    542,697      514,893      431,428      288,412      284,789
Borrowings                      251,606      253,635      205,137      152,064      152,117
Total shareholders' equity      217,691      186,432      161,724       93,180       81,492

(a) See "Item 7: Management's Discussion and Analysis of Financial Condition and Operations-Overview."

(b)  See Note 2 of "Notes to the Company's Consolidated Financial Statements."

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

     On October 12, 2000, the Company and Technical Olympic jointly announced that they entered into a definitive merger agreement under which Technical Olympic would acquire Engle in a cash tender offer and subsequent merger, valued at approximately $465 million, including the assumption of approximately $250 million of debt. Technical Olympic is an indirect wholly-owned subsidiary of Technical Olympic S.A., a publicly-traded Greek corporation. Pursuant to the merger agreement, on October 20, 2000, an acquisition subsidiary of Technical Olympic commenced a tender offer to purchase all shares of Engle Homes common stock outstanding for $19.10 per share in cash, for a total of approximately $215 million. The acquisition subsidiary closed the tender offer and acquired approximately 98% of the Company's common stock on November 20, 2000. The merger was consummated on November 22, 2000, resulting in all outstanding capital stock of the Company being held by Engle Holdings, a wholly-owned subsidiary of Technical Olympic. The acquisition of the Company was treated as a purchase for accounting purposes.

     General. The following table sets forth for the years indicated certain items of the Company's Consolidated Financial Statements expressed as a percentage of the Company's total revenues:

                                            PERCENTAGE OF TOTAL REVENUES
                                              YEAR ENDED OCTOBER 31,
                                            ----------------------------
                                             2000       1999       1998
                                            -----      -----      ------

Sales of homes                               94.1%      95.0%      93.5%
Sales of land                                 2.9        1.5        2.6
Rent and other                                 .4         .5         .5
Financial services income                     2.6        3.0        3.4
                                            -----      -----      -----
         Total                                100%       100%       100%
                                            =====      =====      =====

Cost of sales - homes                        78.7%      79.9%      79.5%
Cost of sales - land                          2.5        1.4        2.4
Selling, marketing,
    general and administrative expenses       9.4        9.6        9.9
Income before income taxes                    6.8        6.2        5.3
Net income before extraordinary items         4.2        3.8        3.3

The following tables set forth information relating to homes closed, new sales contracts and sales backlog by operating division for fiscal years 2000, 1999 and 1998:

                                         YEAR ENDED OCTOBER 31,
                       -----------------------------------------------------------
                             2000                 1999                 1998
                       -----------------    -----------------    -----------------
                       CLOSED    PERCENT    CLOSED    PERCENT    CLOSED    PERCENT
                       ------    -------    ------    -------    ------    -------

Homes Closed
South Florida            675      18.9%       740      21.1%       756      29.0%
Central Florida          712      19.9        644      18.3        484      18.5
West Coast Florida       352       9.8        284       8.1        257       9.9
Dallas, TX               368      10.3        282       8.0        221       8.5
Denver, CO               501      14.0        559      15.9        414      15.9
Virginia                 238       6.7        249       7.1        148       5.7
Raleigh, NC               32       0.9         81       2.3         59       2.3
Atlanta, GA              149       4.2        123       3.5         32       1.2
Phoenix, AZ              546      15.3        552      15.7        234       9.0
                       -----     -----      -----     -----      -----     -----
Total                  3,573       100%     3,514       100%     2,605       100%
                       =====     =====      =====     =====      =====     =====

                                                  YEAR ENDED OCTOBER 31,
                                                  (DOLLARS IN THOUSANDS)
                           ----------------------------------------------------------------------
                                 2000                      1999                      1998
                           ------------------        ------------------        ------------------
                           SOLD      DOLLARS         SOLD      DOLLARS         SOLD      DOLLARS
                           -----     --------        -----     --------        -----     --------

New Sales Contracts
South Florida                815     $193,500          812     $177,400          781     $156,400
Central Florida              704      151,000          719      141,500          695      131,000
West Coast Florida           374       68,300          305       55,500          327       53,800
Dallas, TX                   343       66,100          300       55,900          299       47,300
Denver, CO                   509      140,100          534      123,200          535      109,700
Virginia                     350      106,800          290       73,400          198       49,000
Raleigh, NC                   22        5,400           62       13,300           75       14,200
Atlanta, GA                  145       28,300          165       29,800           51        8,200
Phoenix, AZ                  516      121,700          566      121,700          396       81,400
                        --------     --------     --------     --------     --------     --------
Total                      3,778     $881,200        3,753     $791,700        3,357     $651,000
                        ========     ========     ========     ========     ========     ========

                                                   YEAR ENDED OCTOBER 31,
                                                   (DOLLARS IN THOUSANDS)
                          ----------------------------------------------------------------------
                                2000                      1999                      1998
                          ------------------        ------------------        ------------------
                          HOMES     DOLLARS         HOMES     DOLLARS         HOMES     DOLLARS
                          -----     --------        -----     --------        -----     --------

Sales Backlog
South Florida               577     $141,100          437     $101,800          365     $ 78,000
Central Florida             422       95,500          430       88,600          355       71,100
West Coast Florida          221       45,600          199       38,300          178       29,300
Dallas, TX                  134       26,000          159       30,500          141       23,400
Denver, CO                  204       55,700          196       47,700          221       45,600
Virginia                    244       70,300          132       36,900           91       21,500
Raleigh, NC                   3          800           13        3,000           32        6,000
Atlanta, GA                  57       11,600           61       12,200           19        3,300
Phoenix, AZ                 203       51,200          233       52,100          219       45,800
                       --------     --------     --------     --------     --------     --------
Total                     2,065     $497,800        1,860     $411,100        1,621     $324,000
                       ========     ========     ========     ========     ========     ========

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

     The Company's backlog increased approximately 21.1% or $86.7 million from October 31, 1999 to October 31, 2000 primarily as a result of increased sale activities in substantially all of the homebuilding divisions.

RESULTS OF OPERATIONS

Year Ended October 31, 2000 Compared to Year Ended October 31, 1999.

     The Company's revenues from home sales during fiscal 2000 increased $89.9 million (or 12.8%) compared to fiscal 1999. The number of homes delivered by the Company increased 1.7% (to 3,573 from 3,514) and the average selling price of homes delivered increased 10.4% (to $222,000 from $201,000). Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

     The Company's revenues from land sales increased approximately $12.8 million (or 114%) during fiscal 2000 as compared to fiscal 1999 primarily as a result of an increase in commercial and residential land sales in the west coast of Florida, Virginia, and South Florida.

     Cost of home sales increased approximately $71.8 million (or 12.1%) compared to fiscal 1999, primarily due to the related increase in home sales revenues. Cost of home sales as a percentage of home sales revenues decreased to 83.7% from 84.2% as a result of the product mix of homes delivered.

     Cost of land sales increased approximately $10.7 million (or 101%) during fiscal 2000 as compared to fiscal 1999, primarily as a result of the increase in land sales. Costs of land sales as a percentage of land sales decreased to 89.0% from 94.9% as a result of the mix of land sold.

     The Company's selling, marketing, general and administrative ("S,G&A") expenses increased approximately $8.1 million (or 11.4%) during fiscal 2000 as compared to fiscal 1999. S,G&A expenses as a percentage of total revenues were consistent with fiscal 1999.

     Fiscal 2000 income before income taxes increased $11.6 million (or 25.3%) as compared to fiscal 1999, primarily due to the increase in revenues from home sales and a decrease in cost of home sales as a percentage of home sales revenue.

Year Ended October 31, 1999 Compared to Year Ended October 31, 1998.

     The Company's revenues from home sales during fiscal 1999 increased $203.6 million (or 40.6%) compared to fiscal 1998. The number of homes delivered by the Company increased 34.9% (to 3,514 from 2,605) and the average selling price of homes delivered increased 4.7% (to $201,000 from $192,000). The increase of revenues and homes delivered was primarily attributable to the improved sales activity in substantially all of the homebuilding divisions compared with fiscal 1998.

     The Company's revenues from land sales decreased approximately $2.8 million (or 20.0%) during fiscal 1999 as compared to fiscal 1998 primarily as a result of a decrease in commercial land sales at Pembroke Falls.

     Cost of home sales increased approximately $167.0 million (or 39.2%) compared to fiscal 1998, primarily due to the related increase in home sales revenues. Cost of home sales as a percentage of home sales revenues decreased to 84.2% from 85.0% as a result of the product mix of homes delivered.

     Cost of land sales decreased approximately $2.2 million (or 17.2%) during fiscal 1999 as compared to fiscal 1998, primarily as a result of the decrease in land sales. Costs of land sales as a percentage of land sales increased to 94.9% from 91.8% as a result of the mix of land sold.

     The Company's S,G&A expenses increased approximately $18.3 million (or 34.6%) during fiscal 1999 as compared to fiscal 1998, primarily as a result of increased selling costs associated with the greater number of active subdivisions and homes closed. S,G&A expenses as a percentage of total revenues were consistent with fiscal 1998.

     Financial services income increased $1.3 million during fiscal 1999 as compared to fiscal 1998. This increase in income was due to an increase in mortgages closed during fiscal 1999. The increase in mortgages closed was directly attributable to the increase in originations during fiscal 1999.

     Fiscal 1999 income before income taxes increased $17.3 million (or 60.9%) as compared to fiscal 1998, primarily due to the increase in revenues from home sales and a decrease in cost of home sales as a percentage of home sales.

LIQUIDITY AND CAPITAL RESOURCES

     General. The Company's financing needs are provided by cash flows from operations, and unsecured bank borrowings.

     Cash flow from operations has improved as a result of increased homebuilding revenue. The Company anticipates that cash flow from operations before inventory additions will continue to increase in fiscal year 2001 as a result of increased new home deliveries.

     At October 31, 2000, the Company had outstanding homebuilding borrowings of approximately $251.6 million and $17.0 million of letters of credit outstanding. For a further description of the Company's borrowings at October 31, 2000 see Note 4 of the Company's Consolidated Financial Statements.

     In addition, PHMC has a warehouse line of credit for $40.0 million which is guaranteed by the Company and secured by the mortgage loans held for sale. At October 31, 2000 the outstanding balance was $17.9 million to service origination of mortgage loans. The Company believes that this line is sufficient for its mortgage banking operation for the 2001 fiscal year. For further description of PHMC's warehouse line see Note 3 of the Company's Consolidated Financial Statements.

     The Company believes that funds generated from operations and expected borrowing availability under its new Credit Agreement described below will be sufficient to fund the Company's working capital requirements during fiscal 2001.

     New Credit Facility and Refinancing. In connection with its acquisition of the Company by Technical Olympic in November 2000, the Company entered into a new Credit Agreement and refinanced a substantial amount of outstanding debt. On November 22, 2000, the Company, Bank of America, N.A., as Administrative Agent and Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, entered into a Credit Agreement (the "Credit Agreement") providing for a $100 million term loan commitment and a $275 million revolving credit facility (subject to reduction based upon periodic determinations of a borrowing base). The term loan will mature November 22, 2003. Proceeds from these facilities provide working capital and financed the required repurchase offer made to holders of the Company's then outstanding $250 million principal amount of Senior Notes. The revolving credit facility terminates on November 22, 2002 whereupon all amounts outstanding will become due. The revolving credit facility also provides credit support for the issuance of letters of credit needed from time to time in the Company's business. The Company's previous bank revolving credit facility was repaid and cancelled.

     As a result of the change in control of the Company, the Company was required by the indentures governing its Senior Notes to offer to repurchase all of its outstanding Senior Notes at a price of 101% of the principal plus accrued interest. Upon termination of the offer in January 2001, the Company repurchased approximately $236.0 million of its Senior Notes. Funds to repurchase these Senior Notes were provided from the issuance of the $100.0 million term loan under the Credit Agreement and additional advances under the Company's revolving credit facility. Approximately $14.0 million of the Senior Notes remain outstanding.

     As of January 31, 2001, $142 million was outstanding under the revolving credit facility under the Credit Agreement, and $100 million of term notes.

     Land Acquisition. The Company is continually exploring opportunities to purchase parcels of land for its homebuilding operations and is, at any given time, in various stages of proposing, making offers for, and negotiating the acquisition of various parcels, whether outright or through options. The Company has continued to increase its land development and construction activities in response to current and anticipated demand and expects to evaluate additional land acquisition and development opportunities in the future.

     Debt Service. The Company anticipates that it will fund the maturities of its debt and required expenditures relating to its developments primarily with cash flow from operations and existing credit lines.

     From time to time and to the extent permitted under the existing Credit Agreement and the indentures governing the Senior Notes, the Company may advance funds to its parent companies, including Technical Olympic, for debt service and other corporate needs. These advances, which may be in the form of loans or dividends, may be made from available cash or from advances under the Company's revolving credit facility. To the extent such advances are made, the Company's available borrowing capacity may be reduced.

     Management does not anticipate that PHMC's expansion of its operation will significantly impact liquidity because the mortgages are generally sold within a short period of time after their origination to the Federal National Mortgage Association or other qualified investors. PHMC has established the capability to retain the servicing of loans, however, during fiscal 2000 all servicing rights were sold.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 was amended by SFAS 138 in June 1999 and is effective, as amended, for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 did not have a material impact on the Company's earnings or financial position.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company implemented SAB 101 effective November 1, 2000, and its adoption did not have a material impact on the Company's earnings or financial position.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 replaces SFAS No. 125 and is effective for transfers and servicing of financial assets and extinguishments occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS 140 did not materially impact the Company's earnings or financial position.

     In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 was effective July 1, 2000, with certain provisions that were effective retroactively to December 15, 1998 and January 12, 2000. The adoption of Interpretation 44 did not have an impact on the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk primarily related to potential adverse changes in interest rates. The Company's exposure to market risks is changes to interest rates related to the Company's variable rate loans. The interest rates relative to the Company's variable rate loans fluctuate with the prime and LIBOR lending rates, both upwards and downwards. From time to time, the Company may enter into interest rate hedging arrangements in order to minimize its exposure to changes in interest rates. At February 12, 2001, the Company has not entered into any such hedging arrangements. The Company does not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

         PHMC, the Company's mortgage subsidiary, originates residential mortgage loans and sells them in the residential mortgage market. During fiscal 2000, PHMC sold approximately $333 million in mortgage loans (including servicing rights). The Company minimizes the market risk and impact of changing mortgage interest rates by selling loans within a short period of time after origination or through other means of contractual protection. Although these mortgage loan portfolios are subject to interest rate risks, the Company does not believe that its mortgage business is subject to risk of losses resulting from changes in the home mortgage markets that could materially impact the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                            Page
                                                                                                            ----

Report of Independent Certified Public Accountants............................................................22

Consolidated Balance Sheets
  as of October 31, 2000 and 1999.............................................................................23

Consolidated Statements of Income
  For the Years Ended October 31, 2000, 1999 and 1998.........................................................24

Consolidated Statements of Shareholders' Equity
  For the Years Ended October 31, 2000, 1999 and 1998.........................................................25

Consolidated Statements of Cash Flows
  For the Years Ended October 31, 2000, 1999 and 1998.........................................................26

Notes to Consolidated Financial Statements....................................................................27

Consolidated Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts...............................................................50

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors
Engle Homes, Inc.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Engle Homes, Inc., and subsidiaries as of October 31, 2000 and 1999 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 2000. We have also audited
Schedule II, Valuation and Qualifying Accounts, listed in the accompanying index. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Engle Homes, Inc. and subsidiaries at October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


Miami, Florida                                     BDO SEIDMAN, LLP
November 7, 2000, except for Note 11
   which is as of November 22, 2000

                       ENGLE HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)


                                                            OCTOBER 31,
                                                       ---------------------
                                                         2000         1999
                                                       --------     --------

                      ASSETS
CASH
   Unrestricted                                        $ 68,102     $ 60,944
   Restricted                                             3,714        2,092
INVENTORIES                                             409,458      386,804
PROPERTY AND EQUIPMENT, net                               5,464        6,221
OTHER ASSETS                                             24,495       23,760
GOODWILL, net of accumulated
   amortization of $2,178 and $1,829, respectively        4,806        5,155
DEFERRED TAX ASSET                                        4,286        2,594
MORTGAGE LOANS HELD FOR SALE                             22,372       27,323
                                                       --------     --------
         TOTAL ASSETS                                  $542,697     $514,893
                                                       ========     ========

                   LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES               $ 34,614     $ 31,771
CUSTOMER DEPOSITS                                        20,929       16,279
BORROWINGS                                                3,208        5,457
SENIOR NOTES PAYABLE, net of unamortized discount
    of $1,602 and $1,822, respectively                  248,398      248,178
FINANCIAL SERVICE BORROWINGS                             17,857       26,776
                                                       --------     --------
         TOTAL LIABILITIES                             $325,006     $328,461
                                                       --------     --------

              SHAREHOLDERS' EQUITY

PREFERRED STOCK, $.01 par,
   shares authorized 1,000,000; none issued
COMMON STOCK, $.01 par, shares authorized
25,000,000; issued and outstanding
10,871,539 and 11,047,977, respectively                     109          110
ADDITIONAL PAID-IN CAPITAL                              100,297      102,060
RETAINED EARNINGS                                       117,285       84,262
                                                       --------     --------
         TOTAL SHAREHOLDERS' EQUITY                     217,691      186,432
                                                       --------     --------
                                                       $542,697     $514,893
                                                       ========     ========

           See accompanying notes to consolidated financial statements

                       ENGLE HOMES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)

                                                       FOR THE YEAR ENDED OCTOBER 31,
                                                   --------------------------------------
                                                     2000           1999          1998
                                                   ---------      ---------     ---------

REVENUES
Sales of homes                                     $ 794,445      $ 704,563     $ 501,009
Sales of land                                         24,053         11,236        14,019
Rent and other                                         3,383          3,450         2,799
Financial services                                    22,130         22,691        18,213
                                                   ---------      ---------     ---------
                                                     844,011        741,940       536,040
                                                   ---------      ---------     ---------

COST AND EXPENSES
Cost of sales-homes                                  664,818        593,046       426,054
Cost of sales-land                                    21,405         10,659        12,867
Selling, marketing, and general and
     administrative                                   79,158         71,079        52,815
Depreciation and amortization                          6,108          5,604         3,162
Financial services                                    15,324         15,907        12,772
                                                   ---------      ---------     ---------
                                                     786,813        696,295       507,670
                                                   ---------      ---------     ---------
INCOME BEFORE INCOME TAXES AND
EXTRAORDINARY ITEMS                                   57,198         45,645        28,370
     Provision for income taxes                       21,534         17,619        10,922
                                                   ---------      ---------     ---------
INCOME BEFORE EXTRAORDINARY ITEMS                     35,664         28,026        17,448

     Loss on extinguishments of debt,
     net of income taxes of $1,636                                                (2,612)
                                                   ---------      ---------     ---------

NET INCOME                                         $  35,664      $  28,026     $  14,836
                                                   =========      =========     =========

Income per share before extraordinary items
     Basic                                         $    3.25      $    2.50     $    1.75
     Diluted                                       $    3.24      $    2.49     $    1.70

Extraordinary items
     Basic                                                                      $   (0.26)
     Diluted                                                                    $   (0.25)

Net income per share
     Basic                                         $    3.25      $    2.50     $    1.49
     Diluted                                       $    3.24      $    2.49     $    1.45

Shares used in earnings per share calculations
     Basic                                            10,972         11,196         9,974
     Diluted                                          11,013         11,275        10,578

           See accompanying notes to consolidated financial statements

                       ENGLE HOMES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                   COMMON STOCK          ADDITIONAL
                                               ---------------------       PAID-IN       RETAINED
                                               SHARES       AMOUNT         CAPITAL       EARNINGS         TOTAL
                                               ------      ---------     ----------      ---------      ---------

Amounts at October 31, 1997                     6,932      $      69      $  47,852      $  45,259      $  93,180

   Net income                                                                               14,836         14,836
   Dividends to shareholders                                                                (1,617)        (1,617)

Issuance of common stock                        3,105             31         39,481                        39,512
Common stock issued in
   connection with conversion of debt           1,100             11         15,391                        15,402

Common stock issued in connection with
   employee stock bonus plan                       15                           237                           237

Common stock issued in connection with
   exercise of stock options                       17              1            173                           174
                                            ---------      ---------      ---------      ---------      ---------
Amounts at October 31, 1998                    11,169      $     112      $ 103,134      $  58,478      $ 161,724

   Net Income                                                                               28,026         28,026
   Dividends to shareholders                                                                (2,242)        (2,242)

Common stock issued in connection with
   employee stock bonus plan                       69                           882                           882

Common stock issued in connection with
   exercise of stock options                       10                            96                            96

Common stock purchased in connection
   with Company's share repurchase plan          (200)            (2)        (2,052)                       (2,054)
                                            ---------      ---------      ---------      ---------      ---------
Amount at October 31, 1999                     11,048      $     110      $ 102,060      $  84,262      $ 186,432

Net income                                                                                  35,664         35,664
Dividends to shareholders                                                                   (2,641)        (2,641)

Common stock issued in connection with
   employee stock bonus plan                      127              1          1,222                         1,223

Common stock issued in connection with
   exercise of stock options                        5              1             55                            56

Common stock purchased in connection
   with Company's share repurchase plan          (308)            (3)        (3,040)                       (3,043)
                                            ---------      ---------      ---------      ---------      ---------
Amount at October 31, 2000                     10,872      $     109      $ 100,297      $ 117,285      $ 217,691
                                            =========      =========      =========      =========      =========

           See accompanying notes to consolidated financial statements

                       ENGLE HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                  FOR THE YEAR ENDED OCTOBER 31,
                                                             ---------------------------------------
                                                               2000           1999           1998
                                                             ---------      ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                              $  35,664      $  28,026      $  14,836
Adjustments to reconcile net income to net cash provided
     (required) by operating activities:
    Depreciation and amortization                                6,108          5,604          3,162
    Impairment loss                                              3,979          2,690            852
    Extraordinary loss on extinguishments of debt                                              2,612
    Deferred tax (benefit) provision                            (1,692)          (226)           808
    Employee stock compensation                                  1,223            882            237
Changes in assets and liabilities:
    (Increase) in restricted cash                               (1,622)        (1,018)           (93)
    (Increase) in inventories                                  (26,633)       (36,874)      (123,364)
    (Increase) in other assets                                  (1,688)        (2,699)        (2,133)
Decrease (increase) in mortgages held for sale                   4,951         (1,553)       (11,241)
Increase in accounts payable and accrued expenses                2,843          5,201          5,403
Increase in deposits                                             4,650          4,052          4,755
Decrease (increase) in financial service borrowings             (8,919)         1,006         11,241
                                                             ---------      ---------      ---------
Net cash provided (required) by operating activities            18,864          5,091        (92,925)
                                                             ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                           (3,829)        (6,176)        (3,951)
                                                             ---------      ---------      ---------
Net cash required by investing activities                       (3,829)        (6,176)        (3,951)
                                                             ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in borrowings                                                         22,000        196,378
Repayment of borrowings                                         (2,249)       (72,399)      (222,555)
Proceeds from issuance of senior debt                                          96,587       145, 875
Redemption of bonds                                                                         (56,415)
Proceeds from issuance of common stock                                                       39,512
Repurchase of common stock                                      (3,043)        (2,054)
Distributions to shareholders                                   (2,641)        (2,242)        (1,617)
Proceeds from exercise of stock options                             56             96            174
                                                             ---------      ---------      ---------

Net cash (required) provided by financing activities            (7,877)        41,988        101,352
                                                             ---------      ---------      ---------
NET INCREASE IN CASH                                             7,158         40,903          4,476
CASH AT BEGINNING OF PERIOD                                     60,944         20,041         15,565
                                                             ---------      ---------      ---------
CASH AT END OF PERIOD                                        $  68,102      $  60,944      $  20,041
                                                             =========      =========      =========

           See accompanying notes to consolidated financial statements

                       ENGLE HOMES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Business:

     Engle Homes, Inc. and subsidiaries ("the Company") are engaged principally in the construction and sale of residential homes and land development. The Company's primary market is Florida with divisions in Dallas, Texas; Denver, Colorado; Virginia; Phoenix, Arizona; and Atlanta, Georgia. Ancillary products and services to its residential home building include land sales to other builders, origination and sale of mortgage loans and title services. The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Goodwill:

     The Company has classified the excess of cost over the fair value of the net assets of companies acquired in purchase transactions as goodwill. Goodwill is being amortized on a straight-line method over 20 years. Amortization charged to operations amounted to $349,236, $343,871, and $336,550 in fiscal 2000, 1999, and 1998, respectively.

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

Selling and Marketing:

     Certain selling and marketing costs associated with residential projects are deferred and amortized as closings related to those sales occur and revenue is recognized. The Company amortized selling and marketing cost of approximately $53,310,000, $50,600,000, and $37,600,000 in 2000, 1999 and 1998, respectively.

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

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 was amended by SFAS 138 in June 1999 and is effective, as amended, for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 did not have a material impact on the Company's earnings or financial position.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company implemented SAB 101 effective November 1, 2000, and its adoption did not have a material impact on the Company's earnings or financial position.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 replaces SFAS No. 125 and is effective for transfers and servicing of financial assets and extinguishments occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS 140 did not materially impact the Company's earnings or financial position.

     In March, 2000 the FASB issued FASB Interpretation No. 44 (Interpretation
44), Accounting for Certain Transactions Involving Stock Compensation. Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 was effective July 1, 2000, with certain provisions that were effective retroactively to December 15, 1998 and January 12, 2000. The adoption of Interpretation 44 did not have an impact on the Company's consolidated financial statements.

NOTE 2 - INVENTORIES

Inventories consist of (dollars in thousands):

                                               October 31,
                                          ---------------------
                                            2000         1999
                                          --------     --------
Land and improvements for residential
   homes under development                $283,157     $275,373

Residential homes under construction       126,301      111,431
                                          --------     --------
                                          $409,458     $386,804
                                          ========     ========

Included in inventory is the following (dollars in thousands):

                                                 For the Year Ended October 31,
                                              ------------------------------------
                                                2000          1999          1998
                                              --------      --------      --------

Interest capitalized, beginning of period     $ 19,205      $ 16,326      $ 16,378
Interest incurred and capitalized               24,185        22,098        17,757
Amortized to cost of sales - homes             (19,746)      (18,625)      (16,150)
Amortized to cost of sales - land               (1,960)         (594)       (1,659)
                                              --------      --------      --------
Interest capitalized, end of period           $ 21,684      $ 19,205      $ 16,326
                                              ========      ========      ========

Included in cost of sales - homes during the years ended October 31, 2000, 1999, and 1998, are impairment losses of approximately $3,979,000, $2,690,000, and $852,000, respectively, to reduce certain projects under development to fair value.

NOTE 3 - FINANCIAL SERVICES

Financial service revenue and expenses consist of the following (dollars in thousands):

                                                       For the Year Ended October 31,
                                                       -------------------------------
                                                        2000        1999        1998
                                                       -------     -------     -------

Revenue:
     Mortgage Services                                 $10,277     $ 9,745     $ 6,661
     Title Services                                     11,853      12,946      11,552
                                                       -------     -------     -------

Total Financial Service Revenue                         22,130      22,691      18,213
                                                       =======     =======     =======

Expenses:
     Mortgage Services                                   5,635       5,517       4,234
     Title Services                                      9,689      10,390       8,538
                                                       -------     -------     -------
Total Financial Service Expense                         15,324      15,907      12,772
                                                       -------     -------     -------

Total Financial Service Income Before Income Taxes     $ 6,806     $ 6,784     $ 5,441
                                                       =======     =======     =======

Intercompany charges have been eliminated.

     In order to fund the origination of residential mortgage loans, the Company entered into a $40 million revolving warehouse line of credit whereby funded mortgage loans are pledged as collateral. The line of credit bears interest at LIBOR plus 1.25% (7.91% at October 31, 2000).

     The line of credit includes restrictions including maintenance of certain financial covenants. The Company is required to fund 2% of all mortgages originated and to sell all funded mortgages within 90 days. The warehouse line of credit expires February 28, 2001. The Company anticipates extending the line of credit. As of October 31, 2000, the Company was committed to selling its entire portfolio of mortgage loans held for sale.

NOTE 4 - BORROWINGS (DOLLARS IN THOUSANDS)

     Borrowings consist of:

                                                            October 31,
                                                      ------------------------
                                                        2000            1999
                                                      ---------      ---------

Unsecured borrowings from banks                       $     100      $     100
Senior Notes due 2008, at 9.25%                         250,000        250,000
Mortgages and other debt at interest rates
     ranging from 6% to 9%, maturing through 2000         3,108          5,357
Unamortized discount                                     (1,602)        (1,822)
                                                      ---------      ---------
                                                      $ 251,606      $ 253,635
                                                      =========      =========

     The Company maintained a $100 million unsecured revolving credit agreement (the "Credit Facility") with various banks. Borrowings under the Credit Facility had interest at a fluctuating rate based upon the prime rate, the federal funds rate or LIBOR. All outstanding borrowings under the Credit Facility were due in May 2002. In connection with the acquisition of the Company by Technical Olympic, on November 22, 2000, the Company refinanced its Credit Facility (see
Note 11).

     In April, 1999, the Company sold $100,000,000 aggregate principal amount of 9 1/4% Series B Senior Notes due 2008 (the "Series B Notes") at a price to investors of 98.75% of the principal amount thereof. The net proceeds to the Company from such sale were approximately $96.6 million.

Maturities of borrowings are as follows:

Year Ended October 31,
      2001                  2,850
      2002                    358
      2003
      2004
      2005
   Thereafter             250,000
                         --------
                         $253,208
                         ========

     The aggregate fair market value of the $250 million senior notes, based upon their quoted market price as of October 31, 2000, was $246 million. In connection with the acquisition of the Company by Technical Olympic, the Company offered to repurchase all of its outstanding Senior Notes (see Note 11). All other borrowings, due to their relative short-term maturity, approximate fair market value as of October 31, 2000.

     The Company's loan agreements contained restrictive covenants which required the Company to, among other things, maintain a minimum net worth and maintain certain financial ratios. The Company's loan agreements also limited the amount of dividends that the Company may pay in any fiscal quarterly period to no more than 50% of the Company's Consolidated Net Income, as defined, for such period and that the aggregate amount of dividends and certain other payments made after February 1, 1998 does not exceed the sum of 50% of the Company's cumulative Consolidated Net Income since February 1, 1998 plus cash proceeds to the Company from certain issuances of capital stock of the Company plus $5.0 million. Certain of such loans also provided that the lender may, at its option, accelerate such loans as a result of, among other things, a material adverse change in the Company's financial position or results of operations.

     The Senior Notes are guaranteed by all of the Company's subsidiaries on a full, unconditional, joint and several basis. The financial statements of the subsidiary guarantors are omitted as management has determined that separate financial statements and other disclosures concerning the subsidiaries would not be meaningful to investors.

NOTE 5 - EARNINGS PER SHARE

     Basic and diluted earnings per share before extraordinary items are calculated as follows (in thousands except per share data):

                                                                     For the Year Ended October 31,
                                                                    -------------------------------
                                                                     2000        1999         1998
                                                                    -------     -------     -------
Basic:
     Income before extraordinary items                              $35,664     $28,026     $17,448

     Weighted average number of common shares outstanding            10,972      11,196       9,974
                                                                    -------     -------     -------
     Basic earnings per share                                       $  3.25     $  2.50     $  1.75
                                                                    =======     =======     =======

Diluted:
Income before extraordinary items                                   $35,664     $28,026     $17,448

     Interest on 7% convertible debentures reflected in cost of
         sales, net of tax effect                                                               506
                                                                    =======     =======     =======
     Income before extraordinary items applicable to diluted
         common shares                                              $35,664     $28,026     $17,954
                                                                    =======     =======     =======

     Weighted average number of common shares outstanding
                                                                     10,972      11,196       9,974

     Weighted average shares issuable from assumed exercise of
         7% convertible debentures                                                              411

     Options to acquire common stock                                     41          79         193
                                                                    -------     -------     -------
     Diluted weighted average common shares outstanding
                                                                     11,013      11,275      10,578
                                                                    -------     -------     -------
     Diluted earnings per share before extraordinary items          $  3.24     $  2.49     $  1.70
                                                                    =======     =======     =======

NOTE 6 - STOCK BASED COMPENSATION

     At October 31, 2000, the Company has a fixed stock option plan which is described below. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the Plan. Under APB Opinion 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Under the 1991 Stock Option Plan ("the Plan"), as amended, options were authorized to be granted to purchase 1,000,000 common shares of the Company's stock at not less than the fair market value at the date of the grant. Options expire ten years from the date of grant, and typically vest evenly over a five year period.

     SFAS Statement No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost associated with options granted under the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS Statement No 123. There were no options granted during the year ended October 31, 2000. During the year ended October 31, 1999, the Company granted 10,000 options to purchase shares of the Company's common stock at $12.75 and 110,000 options at $10.88, the closing prices on the date of each grant. During the year ended October 31, 1998, the Company granted 300,000 options to purchase shares of the Company's common stock at $13.75, the closing price on the date of grant. The Company's pro forma net income and income per share under the accounting provisions of SFAS Statement No. 123 did not materially differ from the reported amounts and are presented below.

Year ended October 31, 2000, 1999 and 1998 (in thousands except per share data):

                                               2000          1999          1998
                                             --------      --------      --------

Net income, as reported:                     $ 35,664      $ 28,026      $ 14,836
Estimated stock compensation costs               (497)         (512)         (187)
                                             --------      --------      --------
Pro forma net income                         $ 35,167      $ 27,514      $ 14,649
                                             ========      ========      ========

Pro forma net income per share - Basic       $   3.21      $   2.46      $   1.47
Pro forma net income per share - Diluted     $   3.19      $   2.44      $   1.43

The Black-Scholes method was used to compute the pro forma amounts presented above, utilizing the weighted average assumptions summarized below. There were no options granted during the year ended October 31, 2000. The weighted average fair value of options granted was $4.76 and $6.80 for the years ended October 31, 1999 and 1998, respectively.

                            1999       1998
                           -------    -------

Risk-free interest rate       5.15%      5.56%
Volatility %                 45.83%     46.50%
Expected life (in years)   7 years    7 years
Dividend yield rate           2.00%      1.00%

     A summary of the status of the Plan as of October 31, 2000, 1999 and 1998, and changes during the years then ended on those dates are presented below:


                                        As of                    As of                    As of
                                   October 31, 2000         October 31, 1999         October 31, 1998
                                 ---------------------    ---------------------    ---------------------
                                              Weighted                 Weighted                 Weighted
                                              Average                  Average                  Average
                                              Exercise                 Exercise                 Exercise
                                 Shares        Price      Shares        Price      Shares        Price
                                 -------      --------    -------      --------    -------      --------

Outstanding at beginning
     of year                     990,000      $  11.74    895,200      $  11.81    612,500      $  10.77
Granted                                                   120,000         11.04    300,000         13.75
Exercised                         (4,900)        11.50    (10,200)         9.49    (17,300)        10.07
Forfeited                        (20,000)        13.75    (15,000)        11.68
                                --------      --------   --------      --------   --------      --------
Outstanding at the end
     of year                     965,100      $  11.70    990,000      $  11.74    895,200      $  11.81
                                ========      ========   ========      ========   ========      ========

Options exercisable at
     year-end                    709,100      $  11.31    610,400      $  11.24    531,160      $  11.05
Weighted average fair
    Value of options
    granted during the year                                            $   4.76                 $   6.80

The following table summarizes information about fixed options outstanding at October 31, 2000:

                          Options Outstanding                                       Options Exercisable
---------------------------------------------------------------------          -----------------------------
                                          Weighted
                                          Average            Weighted                               Weighted
                        Number           Remaining            Average             Number            Average
   Range of           Outstanding       Contractual          Exercise          Exercisable          Exercise
Exercise Prices       At 10/31/00           Life               Price           At 10/31/00           Price
---------------       -----------       -----------          --------          -----------          --------

$9.00 to $11.50         685,100          3.0 years            $ 10.86             597,100           $ 10.86
    $13.75              280,000          7.6 years            $ 13.75             112,000           $ 13.75


     During fiscal 1997 the Company established the 1997 Performance Bonus Plan (the "Bonus Plan"). In fiscal 1998, the Company amended the Bonus Plan to provide for the issuance of up to 250,000 shares at "Fair Market Value" to certain executives and employees of the Company. The Company issued 127,000 shares valued at approximately $1,223,000, 69,000 shares valued at approximately $882,000, and 15,115 shares valued at approximately $237,000 during fiscal year 2000, 1999, and 1998, respectively.

NOTE 7 - INCOME TAXES

     The income tax provision in the consolidated statements of income consists of the following components (dollars in thousands):

                              For the Years Ended October 31,
                            ------------------------------------
                              2000          1999          1998
                            --------      --------      --------

Current:
         Federal            $ 21,252      $ 15,287      $  8,657
         State                 1,974         2,558         1,457
                            --------      --------      --------
                            $ 23,226      $ 17,845      $ 10,114
                            --------      --------      --------
Deferred:
         Federal              (1,994)         (194)          691
         State                   302           (32)          117
                            --------      --------      --------
                              (1,692)         (226)          808
                            --------      --------      --------
                  Total     $ 21,534      $ 17,619      $ 10,922
                            ========      ========      ========


     The provision for income taxes was different from the amount computed by applying the statutory rate due to the effect of state income taxes.

     Temporary differences which gave rise to deferred income tax assets and liabilities at October 31, 2000 and 1999 are as follows (dollars in thousands):

                                                               October 31,
                                                           --------------------
                                                            2000         1999
                                                           -------      -------

Deferred tax liabilities:
     Differences in reporting selling and
     marketing costs for tax purposes                      $   896      $ 1,300
     Other                                                     686          155
                                                           -------      -------
Gross deferred tax liabilities                             $ 1,582      $ 1,455

Deferred tax assets:
     Inventory                                             $ 5,257      $ 3,347
     Property and equipment                                    504          550
     Income recognized for tax purposes and
             deferred for financial reporting purposes         107          152
                                                           -------      -------
Gross deferred tax assets                                  $ 5,868      $ 4,049
                                                           -------      -------
Net deferred tax asset                                     $(4,286)     $(2,594)
                                                           =======      =======

NOTE 8 - COMMITMENTS AND CONTINGENCIES

     The Company is subject to the normal obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of its business. The Company is committed under various letters of credit and performance bonds which are required for certain development activities, deposits on land and lot purchase contract deposits. Outstanding letters of credit and performance bonds under these arrangements totaled approximately $64.1 million at October 31, 2000.

     The Company and its subsidiaries occupy certain facilities, including the Company's headquarters in Boca Raton, Florida, under lease arrangements. Rent expense, net of sublease income, amounted to approximately $2,000,000, $1,900,000, and $1,600,000 in fiscal 2000, 1999 and 1998, respectively. Future minimum rental commitments for operating leases with non-cancelable terms in excess of one year are $800,000 per year through 2006. Sublease income is derived primarily from tenants occupying space under month-to-month and annual leases.

     The Company has a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Employees contribute to the plan a percentage of their salaries, subject to certain dollar limitations, and the Company matches a portion of the employees' contributions. The Company's contribution to the plan for the years ended October 31, 2000, 1999, and 1998 amounted to $429,000, $181,000, and $108,000, respectively.

     The Company entered into an agreement with its Chairman of the Board, President, and Chief Executive Officer, effective November 1, 1998. The agreement provides for an initial term of five years and automatically extends for an additional year each anniversary. Under the agreement, the executive is entitled to receive a base salary of $750,000, subject to annual increases based on the Consumer Price Index and/or merit, and a bonus in the event that the Company's Adjusted Pre-Tax Income for the fiscal year, as defined, equals or exceeds 10% of the Average Stockholder's Equity for the year, as defined. Compensation under this agreement aggregated approximately $2,119,600 for the fiscal year ended October 31, 2000.

     The Company has entered into an agreement with an insurance company to underwrite Private Mortgage Insurance on certain loans originated by PHMC. Under the terms of the agreement, the Company shares in premiums generated on the loans and is exposed to losses in the event of loan default. At October 31, 2000, the Company's maximum exposure to losses relating to loans insured is approximately $1,288,000, which is further limited to the amounts held in Trust of approximately $324,000. The Company minimizes the credit risk associated with such loans through credit investigations of customers as part of the loan origination process and by monitoring the status of the loans and related collateral on a continuous basis.

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

NOTE 9 - QUARTERLY RESULTS FOR 2000 AND 1999 (UNAUDITED)

     Quarterly results for the years ended October 31, 2000 and 1999 follow (dollars in thousands, except per share amounts):

                                                     1st          2nd          3rd          4th
                                                   Quarter      Quarter      Quarter      Quarter
                                                   --------     --------     --------     --------

Revenues                                           $167,174     $212,112     $224,308     $240,417
Income before income taxes                            8,660       14,572       16,620       17,346
Net Income                                            5,490        9,239       10,537       10,398
Net income per share
     Basic                                         $   0.50     $   0.84     $   0.96     $   0.96
     Diluted                                       $   0.50     $   0.84     $   0.96     $   0.94
Shares used in earnings per share calculation:
     Basic                                           11,047       11,040       10,950       10,854
     Diluted                                         11,081       11,055       10,962       11,027

1999 Revenues                                      $150,719     $182,497     $203,627     $205,097
Income before income taxes                            7,663       11,052       13,064       13,866
Net Income                                            4,705        6,786        8,021        8,514
Net income per share
     Basic                                         $   0.42     $   0.61     $   0.71     $   0.76
     Diluted                                       $   0.42     $   0.60     $   0.71     $   0.76
Shares used in earnings per share calculation:
     Basic                                           11,182       11,197       11,219       11,185
     Diluted                                         11,313       11,239       11,350       11,206

     Quarterly and year to date computation of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

NOTE 10 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN THOUSANDS)

                      For the Years Ended October 31,
                      -------------------------------
                       2000        1999        1998
                      -------     -------     -------

Interest paid         $24,559     $20,487     $16,115
                      =======     =======     =======
Income taxes paid     $23,612     $16,418     $10,950
                      =======     =======     =======

NOTE 11 - RECENT EVENTS

     On October 12, 2000, the Company and Technical Olympic USA, Inc. ("Technical Olympic") jointly announced that they entered into a definitive merger agreement under which Technical Olympic would acquire Engle in a cash tender offer and subsequent merger, valued at approximately $465 million, including the assumption of approximately $250 million of debt. Technical Olympic is an indirect wholly-owned subsidiary of Technical Olympic S.A., a publicly-traded Greek corporation.

     Pursuant to the merger agreement, on October 20, 2000 an acquisition subsidiary of Technical Olympic commenced a tender offer to purchase all shares of Engle common stock outstanding for $19.10 per share in cash, for a total price of approximately $215 million. The acquisition subsidiary closed the tender offer and acquired approximately 98% of the Company's common stock on November 20, 2000. The merger was consummated on November 22, 2000, resulting in all outstanding capital stock of the Company being owned by Engle Holdings Corp., a Delaware corporation ("Engle Holdings"), and a wholly-owned subsidiary of Technical Olympic. In connection with the acquisition all outstanding stock options of the Company were either exercised, cancelled or purchased by the Company at a price equal to the spread between the $19.10 price per share and the exercise price. The acquisition of the Company was treated as a purchase for accounting purposes.

     In connection with its acquisition of the Company by Technical Olympic, on November 22, 2000, the Company, Bank of America, N.A., as Administrative Agent and Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, entered into a Credit Agreement (the "Credit Agreement") providing for a $100 million term loan commitment and a $275 million revolving credit facility (subject to reduction based upon periodic determinations of a borrowing base). The term loan will mature November 22, 2003. Proceeds from these facilities provide working capital and financed the required repurchase offer made to holders of the Company's then outstanding $250 million principal amount of Senior Notes. The revolving credit facility terminates on November 22, 2002 whereupon all amounts outstanding will become due. The revolving credit facility also provides credit support for the issuance of letters of credit needed from time to time in the Company's business. The Company's previous bank revolving credit facility was repaid and cancelled. Borrowings under the Credit Agreement bear interest at a fluctuating rate based upon the prime rate or LIBOR. The terms of the Credit Agreement contain restrictive covenants which require the Company, among other things, to maintain a minimum tangible net worth and maintain certain financial ratios.

     As a result of the change in control of the Company, the Company was required by the indentures governing its $250 million 9 1/4% Senior Notes due 2008 to offer to repurchase all of its outstanding Senior Notes at a price of 101% of the principal plus accrued interest. Upon termination of the offer in January 2001, the Company repurchased approximately $236.0 million of its Senior Notes.

     Concurrently with the signing of the merger agreement with Technical Olympic, the Company entered into employment contracts with certain executive officers. The agreements provide for an initial employment term beginning on the closing of the tender offer and ending on December 31, 2003. Pursuant to the employment agreements, executive officers received annual base salaries aggregating approximately $2 million dollars for the calendar year, with scheduled annual increases beginning January 1, 2001 thereafter. In addition, the employment agreements establish incentive bonus formulas comparable to the criteria previously used by the Company in determining annual discretionary incentive bonuses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers and directors of the Company holding office as of February 9, 2001 are as follows:

NAME                                AGE         POSITION WITH COMPANY
-------------------                 ---         ------------------------------------------------------------

Constantine Stengos                 64          Chairman of the Board of Directors
Alec Engelstein                     70          Chief Executive Officer and Director
Harry Engelstein                    66          Executive Vice President and Chief Construction Officer
John A. Kraynick                    45          Executive Vice President
Lawrence R. Shawe                   45          Senior Vice President-Sales and Marketing
David Shapiro                       45          Vice President-Finance, Chief Financial Officer and Director
Paul M. Leikert                     44          Senior Vice President, Chief Accounting Officer
Ronald J. Korn                      60          Director
Yannis Delikanakis                  33          Director
Andreas Stengos                     38          Director
George Stengos                      33          Director

     CONSTANTINE STENGOS, a director of the Company, has served as Chairman of the Board of Directors since November 22, 2000. He has served as a director of Newmark Homes Corp., and as its Chairman of the Board, since December 15, 1999. Mr. Stengos has also served as Chairman of the Board of Directors of Engle Holdings Corp., the Company's direct parent, since November 22, 2000. He is also a director and the President of Technical Olympic, the indirect parent of the Company, and a director of Technical Olympic (UK) PLC, the immediate parent of Technical Olympic, all since November 1999. Technical Olympic (UK) PLC is a wholly owned subsidiary of Technical Olympic S.A. Mr. Stengos formed Technical Olympic S.A. in 1965 and serves as a director, the Chairman of its board of directors and the Managing Director. Mr. Stengos owns more than 5% of the outstanding equity of Technical Olympic S.A. Each of Newmark Homes Corp., Technical Olympic, Technical Olympic (UK) PLC, Technical Olympic S.A., Newmark Homes Corp., and Engle Holdings Corp. are affiliates of the Company. Mr. Stengos graduated from the National Technical University, Athens, Greece with a Masters of Science in Civil Engineering. Constantine Stengos is the father of Andreas Stengos and George Stengos and the father-in-law of Yannis Delikanakis.

     ALEC ENGELSTEIN, a co-founder of the Company and Harry Engelstein's brother, has served as its Chief Executive Officer since its organization in August 1982. Alec Engelstein has over 38 years of experience in the homebuilding industry and has been actively engaged as a homebuilder in southeast Florida since 1969.

     HARRY ENGELSTEIN, a co-founder of the Company and Alec Engelstein's brother, has served as Executive Vice President and Chief Construction Officer since the Company's inception in August 1982. Harry Engelstein has over 33 years of experience in home construction.

     JOHN A. KRAYNICK has served as a Vice President of the Company since August 1986, was appointed Senior Vice President in July 1991 and appointed Executive Vice President in December 1998. Mr. Kraynick is responsible for administrative matters and coordinating the Company's compliance with Federal, state and local regulatory requirements. Mr. Kraynick has over 22 years of experience in the homebuilding industry.

     LAWRENCE R. SHAWE has served as the Company's Vice President-Sales and Marketing since April 1986 and was appointed Senior Vice President Sales and Marketing in December, 1998. Mr. Shawe joined the Company in April 1984 and since such time has been responsible for the Company's sales and marketing efforts. Mr. Shawe has over 20 years of experience in the homebuilding industry.

     DAVID SHAPIRO joined the Company in June 1991, has served as the Company's Chief Financial Officer since July 1991, was appointed Vice President-Finance in October 1991 and was appointed a director on December 17, 1997. David Shapiro is Alec Engelstein's son-in-law.

     PAUL M. LEIKERT has served as the Vice President-Chief of Accounting since March 1994, in January of 1995, was appointed Vice President-Chief Accounting Officer and appointed Senior Vice President-Chief Accounting Officer in December, 1998. Mr. Leikert is a certified public accountant and has over 16 years of experience in the homebuilding industry.

     RONALD J. KORN, chairman of the Compensation and Audit Committees of the Board of Directors, has served as a director of the Company since October 1991. He has also served as a director of Engle Holdings Corp. since November 22, 2000. Since July 1991, Mr. Korn has served as President of Ronald Korn Consulting, a business consulting firm, and as Vice Chairman of the Board of Carole Korn Interiors, Inc., an interior design firm. From August 1985 until June 1991, Mr. Korn served as the managing partner of the Miami office of KPMG Peat Marwick, a nationally recognized firm of independent public accountants. Mr. Korn is a director of Horizon Bank, FSB, a Federal Savings Bank and Cynocom Corporation, an application service provider.

     ANDREAS STENGOS, a director of the Company, has served as a director and the treasurer of Technical Olympic since November 1999 and a director and the General Director of Technical Olympic (UK) PLC since January 1997. He has served as a director of Newmark Homes Corp. since November 1999. Mr. Stengos has been a director of Technical Olympic S.A. since 1989, served as its Managing Director from 1989 to 1995 and has been its General Manager since 1995. Mr. Stengos earned a Bachelor of Science in Civil Engineering from City University, London, and a Master of Science in Civil Engineering from the National Technical University, Athens, Greece. Andreas Stengos is Constantine Stengos' son.

     GEORGE STENGOS, a director of the Company, has served as a director of Technical Olympic since November 1999 and as a director and the Corporate Secretary of Technical Olympic (UK) PLC since 1997. He has served as a sdirector of Newmark Homes Corp. since November 1999. Mr. Stengos is the Stock Market & Purchasing Director of Technical Olympic S.A., and has been employed in such capacity since 1996 and was a student prior to 1996. Mr. Stengos earned an Associate of Science in Mechanical Engineering from the University of Miami and a Master of Science in Mechanical Engineering from the National Technical University of Athens, Greece. George Stengos is Constantine Stengos' son.

     YANNIS DELIKANAKIS, a director of the Company, has served as a director and Vice President of Technical Olympic since November 1999. He has served as a director of Newmark Homes Corp. since November 1999, and as a director of Engle Holdings Corp. since November 22, 2000. Mr. Delikanakis is the Real Estate and Housing Director of Technical Olympic S.A. and has been employed in such capacity since September 1999. Mr. Delikanakis was a director and was the manager of the Real Estate Development and Project Management Departments of Lambert Smith Hampton S.A. from 1994 to 1999. Mr. Delikanakis graduated from the University of Texas at Austin with a Master of Science in Civil Engineering and earned his diploma of Civil Engineering from the National Technical University of Athens, Greece. Yannis Delikanakis is the son-in-law of Constantine Stengos.

     There are no arrangements or understandings with respect to the selection of officers or directors.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth, for the fiscal years ended October 31, 2000, 1999, and 1998, respectively, the aggregate compensation paid to the Company's chief Executive Officer and the four other most highly compensated officers of the Company (the Chief Executive Officer and such other executive officers are sometimes referred to herein as the "Named Executive Officers").

                                                                                       LONG-TERM
                                                  ANNUAL COMPENSATION(1)             COMPENSATION
                                         ----------------------------------------      NUMBER OF
                                         FISCAL                                         OPTIONS          ALL OTHER
NAME AND PRINCIPAL POSITION               YEAR         SALARY            BONUS          GRANTED        COMPENSATION(2)
---------------------------              ------       --------        -----------    ------------      ---------------

                                          2000        $618,750        $ 1,084,400            --            $7,153
Alec Engelstein                           1999        $500,000        $   500,000            --            $5,353
     Chief Executive Officer              1998        $370,833        $   300,000            --            $5,353

Harry Engelstein                          2000        $312,500        $   410,000            --            $4,981
     Executive Vice President             1999        $293,333        $   295,000         2,500            $2,725
     Chief Construction Officer           1998        $254,167        $   147,500            --            $2,725


John A. Kraynick                          2000        $291,667        $   410,000            --            $6,739
     Executive Vice President             1999        $245,000        $   300,000        20,000            $7,183
                                          1998        $216,667        $   227,500        80,000            $7,183

                                                                                       LONG-TERM
                                                  ANNUAL COMPENSATION(1)             COMPENSATION
                                         ----------------------------------------      NUMBER OF
                                         FISCAL                                         OPTIONS          ALL OTHER
NAME AND PRINCIPAL POSITION               YEAR         SALARY            BONUS          GRANTED        COMPENSATION(2)
---------------------------              ------       --------        -----------    ------------      ---------------

Lawrence R. Shawe                         2000        $256,667        $   275,000            --            $7,963
     Senior Vice President                1999        $230,000        $   120,000        20,000            $8,006
     Sales & Marketing                    1998        $175,000        $   117,500        80,000            $8,006

Paul M. Leikert                           2000        $229,167        $   471,228            --            $4,945
     Senior Vice President                1999        $205,000        $   110,000        25,000            $2,256
     Chief Accounting Officer             1998        $175,000        $    91,250        20,000            $2,947

----------

(1) The column for "Other Annual Compensation" has been omitted because there is no compensation required to be reported in such column. The aggregate amount of perquisites and other personal benefits provided to each Named Executive Officer is less than 10% of the total of annual salary and bonus of such officer.

(2)  Represents contributions made by the Company to the Company's 401(k) plan.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
     FISCAL YEAR-END OPTION/SAR VALUES

     The following is information with respect to the unexercised options to purchase Common Stock under the Company's stock option plans granted to the Named Officers and held by them at October 31, 2000. All outstanding options were exercised, purchased or cancelled in connection with the acquisition of the Company by Technical Olympic in November 2000.

                                                        NUMBER OF SECURITIES
                                                       UNDERLYING UNEXERCISED            VALUE OF UNEXERCISED
                         SHARES                           OPTIONS/SARS AT            IN-THE-MONEY OPTIONS/SARS AT
                        ACQUIRED                      OCTOBER 31, 2000 (#)(1)           OCTOBER 31, 2000($)(1)
                           ON           VALUE       ----------------------------     -----------------------------
                       EXERCISE (#)  REALIZED ($)   EXERCISABLE    UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
                       ------------  ------------   -----------    -------------     -----------     -------------

Alec Engelstein.....           0      $       0         280,000                0      $2,228,000       $       0
Harry Engelstein....           0      $       0         120,000           20,000      $  965,100       $ 164,400
John A. Kraynick....           0      $       0          94,900           48,000      $  647,970       $ 302,720
Lawrence R. Shaw....           0      $       0         102,000           48,000      $  719,680       $ 302,720
Paul H. Leikert.....           0      $       0          27,000           28,000      $  206,300       $ 207,200

(1)  No SAR's have been granted.

(2) Based on a Common Stock value of $19.10, the price used to determine the purchase price of all outstanding in-the-money exercisable stock options in connection with the acquisition of the Company by Technical Olympic in November 2000.

OPTIONS GRANTS IN LAST FISCAL YEAR

     No options were granted to any of the Named Executive Officers (as defined below) during the fiscal year ended October 31, or on any date thereafter.

DIRECTOR COMPENSATION

     The Company pays each director who is not an employee an annual retainer of $16,000 and a $500 fee for each meeting of the Board of Directors attended. The Company reimburses all directors for expenses incurred in connection with their activities as directors.

EMPLOYMENT CONTRACTS

     Prior to execution of the merger agreement, the Company had entered into an employment agreement with Alec Engelstein, its chief executive officer, and change of control severance agreements with each of Messrs. Harry Engelstein, John A. Kraynick, Lawrence R. Shawe, and Paul M. Leikert (collectively, with Alec Engelstein, the "Named Executive Officers").

     Concurrently with the signing of the merger agreement, the Company entered into employment agreements (the "Employment Agreements") with the Named Executive Officers to be effective immediately prior to the closing of the tender offer contemplated by the merger agreement, except as described below. As part of his employment agreement, Alec Engelstein has also entered into a separate Non-Competition Agreement that is deemed to be part of his Employment Agreement. Copies of the Employment Agreements with the Executive Officers of the Company have been filed as exhibits to this 10-K and are incorporated herein by reference, and the following summary is qualified in its entirety by reference to such agreements.

     The Employment Agreements supercede the existing change of control and severance agreements and provide for the continued employment of the Named Executive Officers. The Employment Agreements also obtain for the Company non-competition, confidentiality and non-solicitation of employee covenants from the Named Executive Officers. In the absence of the Employment Agreements, certain change of control and severance benefits under the former agreements may have been triggered or vested upon consummation of the tender offer and the merger.

     The Employment Agreements provide for an initial employment term beginning on the closing of the tender offer and ending on December 31, 2003. Unless earlier terminated by the Company or the Named Executive Officer, the Employment Agreements will renew on a month-to-month basis commencing in 2004 (on a year-to-year basis in the case of Alec Engelstein).

     Pursuant to the Employment Agreements, the current annual base salaries of Messrs. Alec Engelstein, Harry Engelstein, Kraynick, Shawe, and Leikert are $750,000, $355,000, $355,000, $270,000, and $260,000, respectively, for the 2000 calendar year, with scheduled annual increases beginning on January 1, 2001 thereafter. In addition, the Employment Agreements establish incentive bonus formulas comparable to the criteria previously used by the Company in determining annual discretionary incentive bonuses. The agreement with Alec Engelstein also provides for five years continued base pay as a retirement benefit upon his termination of employment.

     The Employment Agreements provide severance payments and benefits in the event a Named Executive Officer is terminated without cause or resigns due to a reduction in duties or for certain other reasons as set forth in the Employment Agreements. In addition, upon a qualifying termination of employment following a future change of control (as defined in the Employment Agreements), the agreements (other than Alec Engelstein's) provide, in general, for a payment equal to two times the individual's base salary plus bonus. The agreement with Alec Engelstein provides for a payment upon a change of control of three times his base salary, bonus and the cost of certain benefits provided to him. Upon a termination of employment, he would also be entitled to the severance benefits provided by the agreement. The Employment Agreements also provide for an additional "make-whole" payment from the Company if the Named Executive Officer is subject to the excise tax on "parachute payments" pursuant to the Internal Revenue Code Beginning with their date of execution, the Employment Agreements bar the Named Executive Officers
(1) from using or disclosing confidential information or trade secrets and soliciting employees of the Company for 18 months following their termination of employment and (2) from engaging in a competing business (as defined in the Employment Agreements) with the Company prior to the earlier of the first anniversary of their termination of employment or December 31, 2003.

     The foregoing employment agreements were negotiated in arm's-length negotiations with representatives of Technical Olympic in connection with its acquisition of the Company and were approved by a disinterested committee of the board of directors of the Company. In view of the terms of the agreements and the method of negotiation, there has been no policy set by the compensation committee of the Company with respect to executive employment compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to be a beneficial owner of more than 5% of the Common Stock, (ii) each of the "Named Executive Officers", (iii) each other director of the Company, and (iv) all directors and executive officers of the Company as a group.

                                                           AMOUNT AND NATURE         PERCENT OF OUTSTANDING
NAME OF BENEFICIAL OWNER                                OF BENEFICIAL OWNERSHIP              SHARES
------------------------                                -----------------------      ----------------------

Technical Olympic USA, Inc.                                      100(1)                        100%
1200 Soldiers Field Drive
Sugar Land, Texas  77479

Constantine Stengos                                                0                             0
Alec Engelstein                                                    0                             0
Harry Engelstein                                                   0                             0
John A. Kraynick                                                   0                             0
Lawrence R. Shawe                                                  0                             0
David Shapiro                                                      0                             0
Paul M. Leikert                                                    0                             0
Ronald J. Korn                                                     0                             0
Yannis Delikanakis                                                 0                             0
Andreas Stengos                                                    0                             0
George Stengos                                                     0                             0
All directors and executive officers as a                          0                             0
group (11 persons)

----------

(1) Technical Olympic USA, Inc. holds the Company's shares through its wholly owned subsidiary, Engle Holdings Corp. Technical Olympic USA, Inc. is a wholly owned subsidiary of Technical Olympic UK (PLC), which is a wholly owned subsidiary of Technical Olympic S.A. Each of the foregoing entities may be considered beneficial owner of the shares held by Technical Olympic USA, Inc. by virtue of their ownership of the other Technical Olympic affiliated entities. Constantine Stengos owns more than 5% of the outstanding voting stock of Technical Olympic S.A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT

     In January 2001, Engle Homes/Pembroke, Inc., a wholly owned subsidiary of the Company, ("Engle Pembroke") sold to an investment limited liability company ("Investment Company"), certain undeveloped real estate tracts in the Pembroke Falls subdivision for a purchase price of $16.5 million. The Investment Company is owned by several of the Named Executive Officers or prior stockholders of the Company, including without limitation trusts of the Engelstein family. Engle Pembroke entered into a number of agreements, including option contracts and construction contracts with the Investment Company to develop and buy back fully developed lots from time to time subject to the terms and conditions of such agreements.

     The Company believes that the terms of the purchase contract and that the terms of the related option and development contracts were comparable to those available from unaffiliated parties.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements: Reference is made to the index set forth in "ITEM 8, FINANCIAL STATEMENTS and SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.

     2. Financial Statement Schedules: Reference is made to the Schedule II - Valuation and Qualifying Accounts for the Years ended October 31, 2000, 1999 and 1998 immediately following Part IV of this Annual Report on Form 10-K.

     3. Exhibits:

     The following exhibits are filed as part of this Annual Report on Form
10-K.

EXHIBIT
  NO.                                 DESCRIPTION

 2.1 Agreement and Plan of Merger, dated as of October 12, 2000, by and among the Company, Technical Olympic and Helios Acquisition Corp., hereby incorporated by reference to Exhibit (d)(1) to Technical Olympic's Tender Offer Statement on Schedule TO dated October 20, 2000. (File No. 005-42975)

 3.1          Registrant's Amended Articles of Incorporation.

 3.2          Registrant's Bylaws.

 4.2 Indenture, dated as of February 2, 1998, between the Registrant, the Guarantors named therein and the American Stock Transfer & Trust Company, as trustee, relating to the Registrant's 9-1/4% Senior Notes due 2008, hereby incorporated by reference to Exhibit
              4.1 of the Registrant's Registration Statement on Form S-2 (File No. 333-40741).

 4.3 Indenture dated as of June 12, 1998, between the Registrant, the Guarantors named therein and the American Stock Transfer & Trust Company, as trustee, relating to the Registrant's 9-1/4% Series C Senior Notes due 2008, hereby incorporated by reference to Exhibit
              4.1 of the Registrant's Registration Statement on Form S-4(File No. 333-59057).

 10.1 Indemnification Agreement between the Registrant and each of its directors and certain executive officers, hereby incorporated by reference to Exhibit 10.2 of the Company's Registration Statement of Form S-1 (File No. 33-58678).

 10.2 Credit Agreement, dated as of November 22, 2000, by and among the Registrant, as Borrower, the Lenders named therein, Bank of

EXHIBIT
  NO.                                 DESCRIPTION

              America, N.A., as Administrative Agent, and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager.

 10.3 First Amendment, dated as of January 23, 2001 to the Credit Agreement, dated as of November 22, 2000, by and among the Registrant, as Borrower, the Lenders named therein, Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager.

 10.4 Employment Agreement, dated as of October 12, 2000, between the Company and Alec Engelstein (Including a Non-Competition Agreement in the form attached as exhibit A), hereby incorporated by reference to Exhibit (d)(3) to Technical Olympic's Tender Offer Statement on Schedule TO dated October 20, 2000. (File No. 005-42975)

 10.5 Employment Agreement, dated as of October 12, 2000, between the Company and Harry Engelstein, hereby incorporated by reference to Exhibit (d)(4) to Technical Olympic's Tender Offer Statement on Schedule TO dated October 20, 2000. (File No. 005-42975)

 10.6 Employment Agreement, dated as of October 12, 2000, between the Company and John A. Kraynick, hereby incorporated by reference to Exhibit (d)(5) to Technical Olympic's Tender Offer Statement on Schedule TO dated October 20, 2000. (File No. 005-42975)

 10.7 Employment Agreement, dated as of October 12, 2000, between the Company and Lawrence R. Shawe, hereby incorporated by reference to Exhibit (d)(6) to Technical Olympic's Tender Offer Statement on Schedule TO dated October 20, 2000. (File No. 005-42975)

 10.8 Employment Agreement, dated as of October 12, 2000, between the Company and David Shapiro, hereby incorporated by reference to Exhibit (d)(7) to Technical Olympic's Tender Offer Statement on Schedule TO dated October 20, 2000. (File No. 005-42975)

 10.9 Employment Agreement, dated as of October 12, 2000, between the Company and Paul M. Leikert, hereby incorporated by reference to Exhibit (d)(8) to Technical Olympic's Tender Offer Statement on Schedule TO dated October 20, 2000. (File No. 005-42975)

 21           Subsidiaries of the Registrant

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                                                     SCHEDULE II


                        ENGLE HOMES, INC AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                   Years ended October 31, 2000, 1999 and 1998
                             (amounts in thousands)

                                           Additions
                               Balance at  Charged to              Balance at
                               Beginning   costs and                  end
Description                     of year     expenses    Deductions   of year
---------------------------    ----------  ----------   ---------- ----------

Year ended October 31, 2000
     Valuation allowance        $1,729       $3,979       $4,615     $1,093

Year ended October 31, 1999
     Valuation allowance        $1,216       $2,690       $2,177     $1,729

Year ended October 31, 1998
     Valuation allowance        $2,027       $  852       $1,663     $1,216

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ENGLE HOMES, INC.



                                       By /s/ ALEC ENGELSTEIN
                                          --------------------
                                       Alec Engelstein
                                       Chief Executive Officer
Dated: February 9, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signatures                          Title                              Date

/s/ CONSTANTINE STENGOS             Chairman of the Board              February 9, 2001
---------------------------         Director
Constantine Stengos

/s/ YANNIS DELIKANAKIS              Director                           February 9, 2001
---------------------------
Yannis Delikanakis

/s/ ANDREAS STENGOS                 Director                           February 9, 2001
---------------------------
Andreas Stengos

                                    Director                           February __, 2001
---------------------------
George Stengos

/s/ ALEC ENGELSTEIN                 Chief Executive Officer            February 9, 2001
---------------------------         Director
Alec Engelstein                     (Principal Executive Officer)

/s/ DAVID SHAPIRO                   Vice President-Finance, Chief      February 9, 2001
---------------------------         Financial Officer and Director
David Shapiro                       (Principal Financial Officer)

/s/ PAUL LEIKERT                    Senior Vice President - Chief      February 9, 2001
---------------------------         Accounting Officer
Paul Leikert                        (Principal Accounting Officer)

/s/ RONALD J. KORN                  Director                           February 9, 2001
---------------------------
Ronald J. Korn

                                 EXHIBIT INDEX


EXHIBIT
NUMBER        DESCRIPTION
-------       -----------

 2.1 Agreement and Plan of Merger, dated as of October 12, 2000, by and among the Company, Technical Olympic and Helios Acquisition Corp., hereby incorporated by reference to Exhibit (d)(1) to Technical
              Olympic's Tender Offer Statement on Schedule TO dated October 20,
              2000. (File No. 005-42975)

 3.1          Registrant's Amended Articles of Incorporation.

 3.2          Registrant's Bylaws.

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

 4.3 Indenture dated as of June 12, 1998, between the Registrant, the Guarantors named therein and the American Stock Transfer & Trust
              Company, as trustee, relating to the Registrant's 9-1/4% Series C
              Senior Notes due 2008, hereby incorporated by reference to Exhibit
              4.1 of the Registrant's Registration Statement on Form S-4(File
              No. 333-59057).

 10.1 Indemnification Agreement between the Registrant and each of its directors and certain executive officers, hereby incorporated by reference to Exhibit 10.2 of the Company's Registration Statement of Form S-1 (File No. 33-58678).

 10.2 Credit Agreement, dated as of November 22, 2000, by and among the Registrant, as Borrower, the Lenders named therein, Bank of

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------

              America, N.A., as Administrative Agent, and Banc of America
              Securities LLC as Sole Lead Arranger and Sole Book Manager.

 10.3         First Amendment, dated as of January 23, 2001 to the Credit
              Agreement, dated as of November 22, 2000, by and among the Registrant, as Borrower, the Lenders named therein, Bank of America, N.A., as Administrative Agent, and Banc of America
              Securities LLC as Sole Lead Arranger and Sole Book Manager.

 10.4         Employment Agreement, dated as of October 12, 2000, between the
              Company and Alec Engelstein (Including a Non-Competition Agreement in the form attached as exhibit A), hereby incorporated by reference to Exhibit (d)(3) to Technical Olympic's Tender Offer
              Statement on Schedule TO dated October 20, 2000. (File No.
              005-42975)

 10.5         Employment Agreement, dated as of October 12, 2000, between the
              Company and Harry Engelstein, hereby incorporated by reference to Exhibit (d)(4) to Technical Olympic's Tender Offer Statement on
              Schedule TO dated October 20, 2000. (File No. 005-42975)

 10.6         Employment Agreement, dated as of October 12, 2000, between the
              Company and John A. Kraynick, hereby incorporated by reference to Exhibit (d)(5) to Technical Olympic's Tender Offer Statement on
              Schedule TO dated October 20, 2000. (File No. 005-42975)

 10.7         Employment Agreement, dated as of October 12, 2000, between the
              Company and Lawrence R. Shawe, hereby incorporated by reference to Exhibit (d)(6) to Technical Olympic's Tender Offer Statement on
              Schedule TO dated October 20, 2000. (File No. 005-42975)

 10.8         Employment Agreement, dated as of October 12, 2000, between the
              Company and David Shapiro, hereby incorporated by reference to Exhibit (d)(7) to Technical Olympic's Tender Offer Statement on
              Schedule TO dated October 20, 2000. (File No. 005-42975)

 10.9         Employment Agreement, dated as of October 12, 2000, between the
              Company and Paul M. Leikert, hereby incorporated by reference to Exhibit (d)(8) to Technical Olympic's Tender Offer Statement on
              Schedule TO dated October 20, 2000. (File No. 005-42975)

 21           Subsidiaries of the Registrant