Form 10-QT
period 2000-12-31
ENGLE HOMES INC /FL
filed 2001-03-05
CIK 880034

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

For the quarterly period ended
                                       -----------------
                                       OR

 x   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---- EXCHANGE ACT OF 1934

For the transition period from November 1, 2000 to December 31, 2000
                               ----------------    -----------------

                          Commission file number    0-19633
                                                    -------

                                ENGLE HOMES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      FLORIDA                                   59-2214791
-------------------------------          ---------------------------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)

   123 N.W. 13th Street
   Boca Raton, Florida                                33432
-------------------------------           --------------------------------
  (Address of principal                             (Zip code)
    executive offices)

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

YES         NO    x
   ------      ------

Note: The Company is not subject to the filing requirements of the Securities Exchange Act of 1934. This report is filed pursuant to contractual obligations imposed on the Company by two Indentures, dated as of February 2, 1998 and June 12, 1998, respectively, under which the Company is the issuer of certain debt.

Number of shares of common stock outstanding as of March 5, 2001:            100

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                       ENGLE HOMES, INC. AND SUBSIDIARIES
           (A WHOLLY-OWNED SUBSIDIARY OF TECHNICAL OLYMPIC USA, INC.)
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                      December 31,    October 31,
                                                          2000           2000
                                                      ------------    -----------
                                                        Successor     Predecessor
                                                      (Unaudited)

                      ASSETS

CASH
  Unrestricted                                         $   18,078     $   68,102
  Restricted                                                4,205          3,714
INVENTORIES                                               444,070        409,458
PROPERTY AND EQUIPMENT, net                                 5,330          5,464
OTHER ASSETS                                               32,346         28,781
GOODWILL                                                   15,128          4,806
MORTGAGE LOANS HELD FOR SALE                               14,406         22,372
                                                       ----------     ----------
     TOTAL ASSETS                                      $  533,563     $  542,697
                                                       ==========     ==========

                    LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES               $   27,328     $   34,614
CUSTOMER DEPOSITS                                          21,817         20,929
BORROWINGS                                                217,532          3,208
SENIOR NOTES PAYABLE                                       38,065        248,398
FINANCIAL SERVICES BORROWINGS                               9,071         17,857
                                                       ----------     ----------
     TOTAL LIABILITIES                                 $  313,813     $  325,006
                                                       ----------     ----------

               SHAREHOLDERS' EQUITY

PREFERRED STOCK, $.01 par, share authorized
  1,000,000, none issued
COMMON STOCK, $.01 par, shares authorized
  1,000 and 25,000,000, respectively; issued and
  outstanding 100 and 10,871,539, respectively                  0            109
ADDITIONAL PAID-IN CAPITAL                                215,709        100,297
RETAINED EARNINGS                                           4,041        117,285
                                                       ----------     ----------
     TOTAL SHAREHOLDERS' EQUITY                           219,750        217,691
                                                       ----------     ----------
                                                       $  533,563     $  542,697
                                                       ==========     ==========


See accompanying notes to condensed consolidated financial statements.

                       ENGLE HOMES, INC. AND SUBSIDIARIES
           (A WHOLLY-OWNED SUBSIDIARY OF TECHNICAL OLYMPIC USA, INC.)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
             (dollars in thousands, except share and per share data)

                                      PERIOD FROM       PERIOD FROM
                                      NOVEMBER 22,      NOVEMBER 1,
                                          2000              2000             THREE
                                        THROUGH           THROUGH         MONTHS ENDED
                                      DECEMBER 31,      NOVEMBER 21,       JANUARY 31,
                                          2000              2000              2000
                                      ------------      ------------      ------------
                                        Successor       Predecessor       Predecessor
REVENUES
  Sales of homes                      $     82,999      $     25,768      $    154,680
  Sales of land                              1,374               360             6,784
  Rent and other                               351               400             1,170
  Financial services                         2,562             1,078             4,540
                                      ------------      ------------      ------------
                                            87,286            27,606           167,174
                                      ------------      ------------      ------------
COSTS AND EXPENSES
  Cost of sales - homes                     68,189            21,385           129,855
  Cost of sales - land                       1,326               268             6,138
  Selling, marketing, general
  and administrative                         8,247             4,726            17,148
  Acquisition related charges                                 20,118
  Depreciation and amortization                721               330             1,576
  Financial services                         1,635               961             3,797
                                      ------------      ------------      ------------
                                            80,118            47,788           158,514
                                      ------------      ------------      ------------
INCOME (LOSS) BEFORE INCOME TAX              7,168           (20,182)            8,660
  Provision (Benefit)
  for income taxes                           2,764            (5,949)            3,170
                                      ------------      ------------      ------------
NET INCOME (LOSS)                            4,404           (14,233)     $      5,490
                                      ============      ============      ============
Net (loss) income per share
  Basic                                                 $      (1.31)     $       0.50
  Diluted                                               $      (1.31)     $       0.50

Shares used in earnings per
share calculations
  Basic                                                   10,871,539        11,046,770
  Diluted                                                 10,871,539        11,080,258


See accompanying notes to condensed consolidated financial statements.

                       ENGLE HOMES, INC. AND SUBSIDIARIES
           (A WHOLLY-OWNED SUBSIDIARY OF TECHNICAL OLYMPIC USA, INC.)
        Condensed Consolidated Statement of Shareholders' Equity For the
             period from November 1, 2000 through December 31, 2000
                                   (Unaudited)
                     (in thousands, except number of shares)

                                       COMMON STOCK                ADDITIONAL
                              ------------------------------        PAID-IN           RETAINED
                                 SHARES            AMOUNT           CAPITAL           EARNINGS           TOTAL
                              ------------      ------------      ------------      ------------      ------------
Predecessor Company
Amounts at
October 31, 2000                10,872,000      $        109      $    100,297      $    117,285      $    217,691

  Net loss for the
  period November 1,
  2000 through
  November 21, 2000                                                                      (14,233)          (14,233)

  Cancellation of
  Company's shares as
  a result of merger           (10,872,000)             (109)         (100,297)         (103,052)         (203,458)
                              ------------      ------------      ------------      ------------      ------------
Amounts at
  November 21, 2000                      0      $          0      $          0      $          0      $          0

Successor Company

  Conversion of Helios
  Acquisition Corporation
  stock to Company
  stock under Merger                   100                             215,709                             215,709

  Net income for the
  period November 22,
  2000 through
  December 31, 2000                                                                        4,404             4,404

  Distributions to
  Parent                                                                                    (363)             (363)
                              ------------      ------------      ------------      ------------      ------------
Amounts at
December 31, 2000                      100                --      $    215,709      $      4,041      $    219,750
                              ============      ============      ============      ============      ============


See accompanying notes to condensed consolidated financial statements.

                       ENGLE HOMES, INC. AND SUBSIDIARIES
           (A WHOLLY-OWNED SUBSIDIARY OF TECHNICAL OLYMPIC USA, INC.)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (dollars in thousands)

                                      PERIOD FROM       PERIOD FROM
                                      NOVEMBER 22,      NOVEMBER 1,
                                          2000              2000             THREE
                                        THROUGH           THROUGH         MONTHS ENDED
                                      DECEMBER 31,      NOVEMBER 21,      JANUARY 31,
                                          2000              2000              2000
                                      ------------      ------------      ------------
                                        Successor       Predecessor       Predecessor

NET CASH REQUIRED
BY OPERATING ACTIVITIES               $    (16,956)     $    (32,104)     $    (24,300)
                                      ------------      ------------      ------------
CASH FLOWS FROM
INVESTING ACTIVITIES
   Net acquisitions of
   property and equipment                      (32)             (521)           (1,012)
                                      ------------      ------------      ------------
   Net cash required by
   investing activities                        (32)             (521)           (1,012)
                                      ------------      ------------      ------------
CASH FLOWS FROM
FINANCING ACTIVITIES
   Increase in borrowings                  215,000
   Repayment of borrowings                (214,925)              (21)             (607)
   Distribution to
   shareholders                                                                   (664)
   Distribution to Parent                     (363)
   Acquisition costs paid
   on behalf of Parent                        (102)
   Repurchase of common stock                                                     (513)
                                      ------------      ------------      ------------
   Net cash required by
   financing activities                       (390)              (21)           (1,784)
                                      ------------      ------------      ------------
NET DECREASE IN CASH                       (17,378)          (32,646)          (27,096)

CASH AT BEGINNING OF PERIOD                 35,456            68,102            60,944
                                      ------------      ------------      ------------

CASH AT END OF PERIOD                 $     18,078      $     35,456      $     33,848
                                      ============      ============      ============


See accompanying notes to condensed consolidated financial statements.

                       ENGLE HOMES, INC. AND SUBSIDIARIES
           (A WHOLLY-OWNED SUBSIDIARY OF TECHNICAL OLYMPIC USA, INC.)

              Notes to Condensed Consolidated Financial Statements

NOTE 1 BASIS OF PRESENTATION AND BUSINESS

     These financial statements are being filed by Engle Homes, Inc., as part of a Transitional Report on Form 10-Q covering the transition period of November 1, 2000 to December 31, 2000 in connection with the adoption of a new fiscal year end of December 31, 2000 for Engle Homes, Inc. and its consolidated subsidiaries (the "Company"). Any further periodic reporting by the Company will be made on a calendar quarter basis beginning with the three-months ended March 31, 2001. These financial statements include consolidated statements of income and cash flows for the three-month period ended January 31, 2000 for comparative purposes because it is not practicable to furnish such statements for the period from November 1, 2000 through December 31, 2000.

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

     On November 22, 2000, the Company became a wholly-owned subsidiary of Engle Holdings Corporation, in turn a wholly-owned subsidiary of Technical Olympic USA, Inc. ("Technical Olympic"), pursuant to a merger agreement dated October 12, 2000. Technical Olympic is a wholly-owned subsidiary of Technical Olympic S.A., a publicly traded Greek corporation. Company stockholders received $19.10 for each share of the Company's common stock at the time of the merger. Following the merger, the common stock of the Company ceased to be publicly traded. The Company is not subject to the filing requirements of the Securities Exchange Act of 1934. This Form 10-Q is filed pursuant to contractual obligations imposed on the Company by two Indentures dated as of February 2, 1998 and June 12, 1998, respectively, under which the Company is the issuer of certain debt.

     For accounting purposes, the merger is being accounted for as of November 22, 2000 using the purchase method of accounting. Accordingly, the condensed consolidated financial statements for periods after that date reflect the push-down of the purchase price allocations (based on preliminary estimates and subject to adjustment) made by Technical Olympic to the assets and liabilities of the Company and, therefore, are not comparable to those before the acquisition. The condensed consolidated financial statements for the period after November 21, 2000 are labeled Successor. Statements for periods prior to November 22, 2000 are based on the historical accounts of the Company and are labeled Predecessor. Had the acquisition been effected as of November 1, 1999, net income for the three months ended January 31, 2000 would have been $5.4 million and for the predecessor period from November 1, 2000 through November 21, 2000, net loss would have been $14.3 million.

     The acquisition was valued at approximately $465 million, including the assumption of approximately $250 million of debt. As a result of the push down of the purchase price, the Company recorded goodwill of approximately $10.1 million which is being amortized over 20 years.

     As a result of the change in control of the Company, the Company was required by the indentures governing its Senior Notes to offer to repurchase all of its outstanding Senior Notes at a price of 101% of the principle plus accrued interest. Upon termination of the offer in January 2001, the Company repurchased approximately $236.0 million of its Senior Notes. In connection with the repurchase, the Company also charged to operations the remaining deferred bond costs, and bond discount relating to the Senior Notes amounting to $6,374,000. Additionally, the Company charged to operations $2,500,000 relating to the 1% premium above par paid in the repurchase. The expenses relating to the Senior Notes are included in acquisition related costs in the accompanying condensed consolidated statement of operations. Also in connection with the acquisition, the Company charged to operations $4,103,000 for investment banker fees and $7,141,000 for the buy out of all outstanding stock options. These costs are also included in acquisition related costs in the accompanying condensed consolidated statement of operations.

     These statements do not contain all information required by generally accepted accounting principles that are included in a full set of financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company at December 31, 2000 and results of its operations and its cash flows for the period from November 1, 2000 through November 21, 2000 and for the period from November 22, 2000 through December 31, 2000. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended October 31, 2000. The October 31, 2000 balance sheet information is derived from audited consolidated financial statements in the Company's Annual Report on Form 10-K as of that date. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

NOTE 2 CONSOLIDATED INCOME TAX RETURNS

     As a result of the merger as described in Note 1, the Company will file consolidated income tax returns with Technical Olympic. For the period from November 22, 2000 through December 31, 2000, income taxes are allocated to the Company based upon a "stand alone" computation in the accompanying consolidated statements of income.

NOTE 3 INVENTORIES (dollars in thousands)

                                                  December 31,     October 31,
                                                      2000             2000
                                                  ------------     ------------
Land and improvements for residential homes
under development                                 $    301,426     $    283,157
Residential homes under construction                   142,644          126,301
                                                  ------------     ------------
                                                  $    444,070     $    409,458
                                                  ============     ============

NOTE 4 CAPITALIZATION OF INTEREST (dollars in thousands)

     Included in inventory is the following:

                                                   Period From           For the Three Months
                                            November 1, 2000 through       Ended January 31,
                                                December 31, 2000                2000
                                            ------------------------     --------------------
Interest capitalized,
beginning of period                                $     21,684              $     19,205
Interest incurred and
capitalized                                               4,620                     5,947
Amortized to cost of sales - homes                       (3,184)                   (3,606)
Amortized to cost of sales - land                          (101)                     (264)
                                                   ------------              ------------
Interest capitalized, end of period                $     23,019              $     21,282
                                                   ============              ============

NOTE 5 - New Credit Agreement

     The Company entered into a new Credit Agreement on November 22, 2000. See
Note 11 in the Company's Annual Report on Form 10-K as of October 31, 2000.

NOTE 6 - EARNINGS PER SHARE (in thousands, except share and per share data)

     Basic and diluted earnings per share are calculated as follows:

                                         PERIOD FROM
                                         NOVEMBER 1,        For the
                                            2000          Three Months
                                          THROUGH            Ended
                                        NOVEMBER 21,      January 31,
                                            2000              2000
                                        ------------      ------------
                                         Predecessor       Predecessor
Basic:
Net (Loss) Income                       $    (14,233)     $      5,490
Weighted average number of
common shares outstanding                 10,871,539        11,046,770
                                        ------------      ------------
Basic earnings per share                $      (1.31)     $       0.50
                                        ============      ============

Diluted:
Net (Loss) Income                       $    (14,233)     $      5,490
                                        ============      ============
Weighted average number
of common shares outstanding              10,871,539        11,046,770
Options to acquire common stock               33,488
                                        ------------      ------------
Diluted weighted average
common shares outstanding                 10,871,539        11,080,258
                                        ------------      ------------
Diluted (loss) earnings per share       $      (1.31)     $       0.50
                                        ============      ============

     There is no disclosure of earnings per share for the period from November 22, 2000 through December 31, 2000, since the Company has no registered trading capital stock. Additionally, no outstanding stock options are included in the calculation of diluted earnings per share for the period from November 1, 2000 through December 31, 2000, as the effect would be anti-dilutive.

Part 1 - Item II

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following table sets forth for the periods indicated certain items of the Company's financial statements expressed as a percentage of the Company's total revenues:

                                   PERIOD FROM       PERIOD FROM
                                   NOVEMBER 22,       NOVEMBER 1,                            For the
                                       2000              2000                              Three Months
                                     THROUGH           THROUGH                                Ended
                                   DECEMBER 31,      NOVEMBER 21,        Pro Forma         January 31,
                                       2000              2000             Combined             2000
                                   ------------      ------------       ------------       ------------
                                    Successor         Predecessor
Total Revenues                            100.0%            100.0%             100.0%             100.0%
Costs of home
construction and
land sales                                 79.6              78.4               79.4               81.3
Selling, marketing,
general and
administrative expense                      9.4              17.1               11.3               10.3
Acquisition related
charges                                                      72.9               17.5
Income (loss) before taxes                  8.2             (73.1)              (8.6)               5.2

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

For the period from November 1, 2000 through December 31, 2000 compared to the Three Months Ended January 31, 2000.

     The financial statements included in this Transition Report on Form 10-Q include consolidated statements of income and cash flows for the three-month period ended January 31, 2000 for comparative purposes because it is not practicable to furnish these statements for the period from November 1, 2000 through December 31, 2000. The Company has included below a discussion of certain unaudited financial information for the month and three months ended January 31, 2001 in order to make the transitional period results of operations more comparable to the previously reported quarter ended January 31, 2000.

     The Company's revenues from home sales for the period from November 1, 2000 through December 31, 2000 were $108.8 million. The number of homes delivered in the period from November 1, 2000 through December 31, 2000 and January 2001 were 469 and 284, respectively. Based upon internal financial records for sales recorded for the month of January 31, 2001, sales increased $23.8 million (or 15.4%) compared to the three months ended January 31, 2000. The number of homes delivered increased 2.5% (to 753 from 735) and the average selling price of homes delivered during the three months ended January 31, 2001 increased 12.9% (to $237,000 from $210,000) as compared to the three months ended January 31, 2000. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

     Cost of home sales as a percentage of home sales decreased to 82.4% for the period from November 1, 2000 through December 31, 2000 from 84.0% for the three months ended January 31, 2000 as a result of the product mix of homes delivered.

     The Company's selling, marketing, general and administrative expenses as a percent of total revenues for the period from November 1, 2000 through December 31, 2000 increased to 11.3% compared to 10.3% for the three months ended January 31, 2000, primarily due to an increase in divisional performance bonus payments resulting from an increase in income before taxes from period to period.

     Acquisition related charges amounting to $20.1 million were recorded at November 21, 2000. See Note 1 to the Condensed Consolidated Financial Statements included in Item 1.

Liquidity and Capital Resources

     The Company's financing needs are provided by cash flows from operations, unsecured bank borrowings and from time to time the public debt and equity markets.

     Cash flow from operations, before inventory additions, has improved as a result of increased revenue.

     New Credit Facility and Refinancing. In connection with its acquisition of the Company by Technical Olympic in November 2000, the Company entered into a new Credit Agreement and refinanced a substantial amount of outstanding debt. On November 22, 2000, the Company, Bank of America, N.A., as Administrative Agent and Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, entered into a Credit Agreement (the "Credit Agreement") providing for a $100 million term loan commitment and a $275 million revolving credit facility (subject to reduction based upon periodic determinations of a borrowing base). The term loan will mature November 22, 2003. Proceeds from these facilities provide working capital and financed the required repurchase offer made to holders of the Company's then outstanding $250 million principal amount of 9 1/4% Senior Notes due 2008 ("Senior Notes"). The revolving credit facility terminates on November 22, 2002 whereupon all amounts outstanding will become due. The revolving credit facility also provides credit support for the issuance of letters of credit needed from time to time in the Company's business. The Company's previous bank revolving credit facility was repaid and cancelled.

     As a result of the change in control of the Company, the Company was required by the indentures governing its Senior Notes to offer to repurchase all of its outstanding Senior Notes at a price of 101% of the principal plus accrued interest. Upon termination of the offer in January 2001, the Company repurchased approximately $236 million of its Senior Notes. Funds to repurchase these Senior Notes were provided from the issuance of the $100 million term loan under the Credit Agreement and additional advances under the Company's revolving credit facility. Approximately $14 million of the Senior Notes remain outstanding as of January 31, 2001.

     In January 2001, the Company paid a cash distribution to its parent company in the amount of $15.8 million.

     As of January 31, 2001, $142 million was outstanding under the revolving credit facility under the Credit Agreement, and $100 million of term notes.

     In addition, Preferred Home Mortgage Company (PHMC) has a warehouse line of credit in the amount of $40.0 million which is guaranteed by the Company. At January 31,2000 the outstanding balance was $9.1 million to service origination of mortgage loans. The Company believes that this line is sufficient for its mortgage banking operation for the remainder of fiscal 2001.

     Management does not anticipate that PHMC'S expansion of its operation will significantly impact liquidity because the mortgages are generally sold within a short period of time after their origination to the Federal National Mortgage Association (FNMA) or other qualified investors. PHMC has established the ability to retain the servicing of loans, however, as of December 31, 2000, the Company has not retained servicing rights relating to loans sold.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            There is no material change to the market risk disclosure contained in the Company's Annual Report on Form 10-K for the year ended October 31, 2000.

PART II - OTHER INFORMATION

Not Applicable.

                                   SIGNATURES


                        Pursuant to the requirements of the
                        Securities Exchange Act of 1934, the
                        registrant has duly caused this report
                        to be signed on its behalf by the
                        undersigned thereunto duly authorized.


                                ENGLE HOMES, INC.
                                -----------------
                                  (Registrant)


Date: MARCH 5, 2001                              /s/ ALEC ENGELSTEIN
--------------------                             ------------------------
                                                       Alec Engelstein
                                                  Chief Executive Officer



Date: MARCH 5, 2001                              /s/ DAVID SHAPIRO
--------------------                             ------------------------
                                                       David Shapiro
                                                  Chief Financial Officer