Form 10-Q
period 2001-03-31
ENGLE HOMES INC /FL
filed 2001-05-09
CIK 880034

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)

x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---- EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2001
                                       ----------------
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
YES   x     NO
   ------      ------
Number of shares of common stock outstanding as of March 31, 2001:        100

                    PART I. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS

               ENGLE HOMES, INC. AND SUBSIDIARIES
   (A WHOLLY-OWNED SUBSIDIARY OF TECHNICAL OLYMPIC USA, INC.)
               Condensed Consolidated Balance Sheets
                         (unaudited)
                    (dollars in thousands)
                                                March 31,   December 31,
                                                  2001         2000
                                               -----------  ------------
                      ASSETS

CASH
  Unrestricted                                   $  42,815  $   18,078
  Restricted                                         6,930       4,205
INVENTORIES                                        422,128     444,070
PROPERTY AND EQUIPMENT, net                          5,210       5,330
OTHER ASSETS                                        38,236      32,346
GOODWILL                                            14,987      15,128
MORTGAGE LOANS HELD FOR SALE                        26,426      14,406
                                                 ---------  ----------
     TOTAL ASSETS                                $ 556,732   $ 533,563
                                                 =========  ==========

                    LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES         $  41,379   $  27,328
CUSTOMER DEPOSITS                                   24,024      21,817
BORROWINGS                                         243,013     217,532
SENIOR NOTES PAYABLE                                13,097      38,065
FINANCIAL SERVICES BORROWINGS                       20,379       9,071
                                                 ---------   ---------
     TOTAL LIABILITIES                           $ 341,892   $ 313,813
                                                 ---------   ---------

               SHAREHOLDER'S EQUITY

COMMON STOCK, $.01 par, shares authorized
  1,000; issued 100                                      0           0
ADDITIONAL PAID-IN CAPITAL                         215,709     215,709
(DEFICIT) RETAINED EARNINGS                           (869)      4,041
                                                 ---------   ---------
     TOTAL SHAREHOLDER'S EQUITY                    214,840     219,750
                                                 ---------   ---------
                                                 $ 556,732   $ 533,563
                                                 =========   =========


See accompanying notes to condensed consolidated financial statements.






                                        2

                         ENGLE HOMES, INC. AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF TECHNICAL OLYMPIC USA, INC.)
                     Condensed Consolidated Statements of Income
                                   (Unaudited)
                       (in thousands, except per share data)
                                 THREE MONTHS ENDED       THREE MONTHS ENDED
                                   MARCH 31, 2001           APRIL 30, 2000
                                 -------------------     --------------------
                                      Successor              Predecessor
REVENUES
  Sales of homes                        $    213,581             $    202,368
  Sales of land                                  688                    3,344
  Rent and other                               1,917                      908
  Financial services                           6,395                    5,492
                                        ------------             ------------
                                             222,581                  212,112
                                        ------------             ------------
COSTS AND EXPENSES
  Cost of sales - homes                      172,908                  169,194
  Cost of sales - land                           472                    3,285
  Selling, marketing, general
  and administrative                          20,970                   19,734
  Depreciation and amortization                1,690                    1,522
  Financial services                           3,986                    3,805
                                        ------------             ------------
                                             200,026                  197,540
                                        ------------             ------------

INCOME BEFORE INCOME TAX                      22,555                   14,572
  Provision for income taxes                   8,402                    5,333
                                        ------------             ------------
NET INCOME                              $     14,153             $      9,239
                                        ============             ============
Net income per share
  Basic                                                          $       0.84
  Diluted                                                        $       0.84

Shares used in earnings per
share calculations
  Basic                                                                11,040
  Diluted                                                              11,055













See accompanying notes to condensed consolidated financial statements.

                                        3

                      ENGLE HOMES, INC. AND SUBSIDIARIES
          (A WHOLLY-OWNED SUBSIDIARY OF TECHNICAL OLYMPIC USA, INC.)
           Condensed Consolidated Statement of Shareholder's Equity
                   For the Three Months Ended March 31, 2001
                                 (Unaudited)
                    (in thousands, except number of shares)


                          COMMON STOCK     ADDITIONAL  RETAINED
                         --------------     PAID-IN    EARNINGS
                         SHARES  AMOUNT     CAPITAL    (DEFICIT)   TOTAL
                         ------  ------    ----------  --------- ---------

Amounts at
December 31, 2000            100     -      $ 215,709   $  4,041  $219,750

  Net Income for the
  Three Months Ended
  March 31, 2001                                          14,153    14,153

  Net Dividends
  to Parent                                              (19,063)  (19,063)
                         -------  ------    ---------   --------  --------
Amounts at
March 31, 2001               100     -      $ 215,709   $   (869) $214,840
                         =======  ======    =========   ========  ========
























See accompanying notes to condensed consolidated financial statements.


                                        4



                      ENGLE HOMES, INC. AND SUBSIDIARIES
          (A WHOLLY-OWNED SUBSIDIARY OF TECHNICAL OLYMPIC USA, INC.)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                              (dollars in thousands)
                                               THREE MONTHS    THREE MONTHS
                                                   ENDED          ENDED
                                                 MARCH 31,       APRIL 30,
                                                   2001            2000
                                               ------------    -----------
                                               Successor       Predecessor

NET CASH PROVIDED BY OPERATING ACTIVITIES      $     44,137    $     7,675
                                                  ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net acquisitions of property and equipment          (849)        (1,031)
                                                  ---------    -----------
   Net cash required by investing activities           (849)        (1,031)
                                                  ---------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in borrowings                            27,001
   Repayment of borrowings                          (26,489)        (1,460)
   Distribution to shareholders                                       (663)
   Net dividends to Parent                          (19,063)
   Repurchase of common stock                                          (42)
                                                  ---------    -----------
   Net cash required by financing
   activities                                       (18,551)        (2,165)
                                                  ---------    -----------
NET INCREASE IN CASH                                 24,737          4,479

CASH AT BEGINNING OF PERIOD                          18,078         33,848
                                                  ---------    -----------

CASH AT END OF PERIOD                             $  42,815    $    38,327
                                                  =========    ===========


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

     On November 22, 2000, the Company became a wholly-owned subsidiary of Engle Holdings Corp., in turn a wholly-owned subsidiary of Technical Olympic USA, Inc. ("Technical Olympic"), pursuant to a merger agreement dated October 12, 2000. Technical Olympic is a wholly-owned indirect subsidiary of Technical Olympic S.A., a publicly traded Greek corporation. Company stockholders received $19.10 for each share of the Company's common stock at the time of the merger. Following the merger, the common stock of the Company ceased to be publicly traded. The Company is not subject to the filing requirements of the Securities Exchange Act of 1934. This Form 10-Q is filed pursuant to contractual obligations imposed on the Company by two Indentures dated as of February 2, 1998 and June 12, 1998, respectively, under which the Company is the issuer of certain debt.

     For accounting purposes, the merger was accounted for as of November 22, 2000 using the purchase method of accounting. Accordingly, the condensed consolidated financial statements for periods after that date reflect the push-down of the purchase price allocations (based on preliminary estimates and subject to adjustment) made by Technical Olympic to the assets and liabilities of the Company and, therefore, are not comparable to those before the acquisition. The condensed consolidated financial statements for the period from January 1, 2001 through March 31, 2001 are labeled Successor. Statements for the three months ended April 30, 2000 are based on the historical accounts of the Company and are labeled Predecessor. Had the acquisition been effected as of January 1, 2000, net income for the three months ended April 30, 2000 would have been $9.1 million.

     The acquisition was valued at approximately $465 million, including the assumption of approximately $250 million of debt. As a result of the push down of the purchase price, the Company recorded goodwill of approximately $15.2 million which is being amortized over 20 years.

     As a result of the change in control of the Company, the indentures governing the Company's Senior Notes due 2008 ("Senior Notes") required that an offer be made to purchase all such outstanding Senior Notes at a price of 101% of the principal plus accrued interest. Upon termination of the offer in January 2001, the Company repurchased approximately $237.0 million of $250 million of its Senior Notes.

     These statements do not contain all information required by generally accepted accounting principles that are included in a full set of financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company at March 31, 2001 and December 31,
                                       6
2000, and results of its operations and its cash flows for the three months ended March 31, 2001 and April 30, 2000. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended October 31, 2000 and the transitional report filed on Form 10-QT for the two months ended December 31, 2000. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

NOTE 2 CONSOLIDATED INCOME TAX RETURNS

     As a result of the merger as described in Note 1, the Company files consolidated income tax returns with Technical Olympic. For the three months ended March 31, 2001, income taxes are allocated to the Company based upon a "stand alone" computation.

NOTE 3 INVENTORIES  (dollars in thousands)
                                                       March 31,    December 31,
                                                         2001          2000
                                                       ---------    -----------
Land and improvements for residential homes
under development                                       $ 273,014     $ 301,426
Residential homes under construction                      149,114       142,644
                                                       ---------      ---------
                                                       $ 422,128      $ 444,070
                                                       =========      =========

NOTE 4 CAPITALIZATION OF INTEREST (dollars in thousands)
     Included in inventory is the following:
                                    Three Months             Three Months
                                Ended March 31, 2001     Ended April 30, 2000
                                --------------------     --------------------
Interest capitalized,
beginning of period                        $  23,019                $  21,282
Interest incurred and
capitalized                                    5,000                    6,430
Amortized to cost of sales-homes               (6,293)                   (4,668)
Amortized to cost of sales-land                   (56)                     (553)
                                           ---------                ---------
Interest capitalized, end of
period                                     $  21,670                $  22,491
                                           =========                 =========










                                       7
NOTE 5 - EARNINGS PER SHARE (in thousands, except per share data)

     Basic and diluted earnings per share are calculated as follows:

                                                          For the Three Months
                                                          Ended April 30, 2000
                                                          --------------------
                                                               Predecessor
Basic:
Net Income                                                          $    9,239
Weighted average number of shares
outstanding                                                             11,040
                                                                    ----------
Basic earnings per share                                            $     0.84
                                                                    ==========


Diluted:
Net Income                                                          $    9,239
Weighted average number of common
shares outstanding                                                      11,040
Options to acquire common stock                                             15
                                                                    ----------
Diluted weighted average common
shares outstanding                                                      11,055
                                                                    ----------
Diluted earnings per share                                          $     0.84
                                                                    ==========



























                                       8

Part 1 - Item 2
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

     The financial statements included on this Form 10-Q include consolidated statements of income and cash flows for the three month period ended April 30, 2000. The three months ended March 31, 2001, as compared to the three month ended April 30, 2000, traditionally contain the same seasonality factors related to the generation of revenue. The comparison of these two time periods has resulted in similar levels of revenues and cost and expenses. The Company did not recast comparative amounts for the three months ended March 31, 2000, as it was cost prohibitive.

     The following table sets forth for the periods indicated certain items of the Company's financial statements expressed as a percentage of the Company's total revenues:
                                      For the Three            For the Three
                                      Months Ended             Months Ended
                                      March 31, 2001           April 30, 2000
                                    -----------------        -----------------
Total revenues                                100.0%                   100.0%
Costs of home construction and
land sales                                     77.9                     81.3
Selling, marketing, general and
administrative expense                          9.4                      9.3

Income before taxes                            10.1                      6.8

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
                                March 31,               April 30,
                                  2001                     2000
                                     (dollars in thousands)
                            ----------------         ----------------
                            Units    Dollars         Units   Dollars
                            -----  ---------         -----  ---------
South Florida                 701  $ 179,885           569  $ 136,100
Orlando                       467    105,680           435     95,600
West Coast Florida            189     37,350           239     48,700
Texas                         171     34,346           178     34,100
Denver                        260     77,564           186     48,700
Virginia                      280     85,876           185     57,600
North Carolina                 -         -              10      2,600
Atlanta, Georgia               62     13,295            64     12,700
                                        9
Arizona                       239     62,377           234     54,800
                            -----  ---------        ------  ---------
TOTAL                       2,369  $ 596,373         2,100  $ 490,900
                            =====  =========        ======  =========

    The Company is marketing in 113 subdivisions at March 31, 2001, consisting of 16 subdivisions in South Florida; 27 in Central Florida; 11 in West Coast Florida; 12 in Denver, CO; 14 in Dallas, TX; 10 in Virginia; 17 in Phoenix, Arizona and 6 in Atlanta, Georgia.

Result of Operations:

Three Months Ended March 31, 2001 compared to the Three Months Ended April 30, 2000.

     The Company's revenues from home sales for the quarter ended March 31, 2001 increased $11.2 million (or 5.5%) compared to the three months ended April 30, 2000. The number of homes delivered decreased 4.1% (to 897 from 935) and the average selling price of homes delivered increased 10.2% (to $238,000 from $216,000). Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

     Cost of home sales increased $3.7 million (or 2.2%) compared to the quarter ended April 30, 2000 primarily due to the related increase in home sale revenues. Cost of home sales as a percentage of home sales revenue decreased to 81.0% from 83.6% as a result of the product mix of homes delivered.

     The Company's selling, marketing, general and administrative ("S,G&A") expenses increased approximately $1.2 million (or 6.3%) during the three months ended March 31, 2001, as compared to the three months ended April 30, 2000. S,G&A expenses as a percentage of total revenues for the three months ended March 31, 2001 was comparable to the quarter ended April 30, 2000.

     Primarily as a result of an increase in revenues and a decrease of cost of home sales as a percentage of home sales revenue, net income increased by $4.9 million in the three months ended March 31, 2001 as compared to April 30, 2000.

Liquidity and Capital Resources

     The Company's financing needs are provided by cash flows from operations and unsecured bank borrowings.

     Cash flow from operations, before inventory additions, has improved as a result of increased revenues.

     The Credit Facility and Refinancing.  In connection with the acquisition of the Company by Technical Olympic on November 22, 2000, the Company entered into a Credit Agreement (the "Credit Agreement") providing for a $100 million term loan commitment and a $275 million revolving credit facility (subject to reduction based upon periodic determinations of a borrowing base). The term loan matures November 22, 2003. Proceeds from these facilities provide working capital and financed the required repurchase offer made to holders of the Company's then outstanding $250 million principal amount of 9 1/4% Senior Notes due 2008 ("Senior Notes"). The revolving credit facility terminates on November 22, 2002 whereupon all amounts outstanding become due. The revolving credit facility also provides credit support for the issuance of letters of credit needed from time to time in the Company's business. The Company's previous bank revolving credit facility was repaid and cancelled.
                                   10
     As a result of the change in control of the Company, the Company was required by the indentures governing its Senior Notes to offer to repurchase all of its outstanding Senior Notes at a price of 101% of the principal plus accrued interest. Upon termination of the offer in January 2001, the Company repurchased approximately $237 million of its Senior Notes. Funds to repurchase these Senior Notes were provided from the issuance of the $100 million term loan under the Credit Agreement and additional advances under the Company's revolving credit facility. Approximately $13 million of the Senior Notes remain outstanding as of March 31, 2001.

     During the three months ended March 31, 2001, the Company made cash distributions to its parent company of approximately $19.1 million.

     As of March 31, 2001, $142 million was outstanding under the revolving credit facility under the Credit Agreement, and $100 million of term notes.

     In addition, Preferred Home Mortgage Company (PHMC) has a warehouse line of credit in the amount of $40.0 million which is guaranteed by the Company.
At March 31, 2001 the outstanding balance was $20.4 million to service origination of mortgage loans. The Company believes that this line is sufficient for its mortgage banking operation for the remainder of fiscal 2001.

     Management does not anticipate that any expansion of PHMC's operation will significantly impact liquidity because the mortgages are generally sold within a short period of time after their origination to the Federal National Mortgage Association (FNMA) or other qualified investors. PHMC has the ability to retain the servicing of loans, however, as of March 31, 2001, the Company has not retained servicing rights relating to loans sold.

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

     During the three months ended March 31, 2001, the Company sold to an investment limited liability company ("Investment Company") certain undeveloped real estate tracts for a purchase price of $37.3 million. The Investment Company is owned by several of the Executive Officers or prior stockholders of the Company, including without limitation trusts of the Engelstein family. The Company entered into a number of agreements, including option contracts and construction contracts with the Investment Company to develop and buy back fully developed lots from time to time subject to the terms and conditions of such agreements. The Company believes that the terms of the purchase contract and that the terms of the related option and development contracts were comparable to those available from unaffiliated parties.


Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report and other such Company filings (collectively, "SEC filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain information that is forward looking, related to subject matter such as national and local economic conditions, the effect of governmental regulation on the Company, the competitive environment in which the Company operates, changes in interest
                                   11
rates, home prices, availability and cost of land for future growth, availability of working capital and the availability and cost of labor and materials. Such forward looking information involves important risks and uncertainties that could significantly affect expected results. These risks and uncertainties are addressed in this and other SEC filings.


Part 1 - Item 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company is exposed to market risk primarily related to potential adverse changes in interest rates as discussed below. The Company's exposure to market risks is changes to interest rates related to the Company's loans. The interest rates relative to the Company's loans fluctuate with the prime and Libor lending rates, both upwards and downwards.














































                                    12
Part II - Other Information

Item 1.   Legal Proceedings.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of the Company's management, the ultimate disposition of these matters is not expected to have a material effect on the financial condition or results of operations of the Company.

Item 2.   Changes in Securities.

None.  No disclosure required.

Item 3.   Defaults Upon Senior Securities.

None.  No disclosure required.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.  No disclosure required.

Item 5.   Other Information.

None.  No disclosure required.

Item 6.   Exhibits and Reports on Form 8-K.

   (a)    Exhibits.
          None.
   (b)    Reports on Form 8-K.
          None.






























                                      13

                                   SIGNATURES


                    Pursuant to the requirements of the
                    Securities Exchange Act of 1934, the
                    registrant has duly caused this report
                    to be signed on its behalf by the
                    undersigned thereunto duly authorized.



                              ENGLE HOMES, INC.
                              -----------------
                                (Registrant)


Date: MAY 8, 2001                                \s\ ALEC ENGELSTEIN
------------------------                         ------------------------
                                                       Alec Engelstein
                                                  Chief Executive Officer



Date: MAY 8, 2001                                \s\ DAVID SHAPIRO
------------------------                         ------------------------
                                                       David Shapiro
                                                  Chief Financial Officer


































                                      14