Form 10-Q
period 2001-06-30
ENGLE HOMES INC /FL
filed 2001-07-30
CIK 880034

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                        FORM 10-Q

(Mark One)

x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---- EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2001
                                       ----------------
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
YES   x     NO
   ------      ------
Number of shares of common stock outstanding as of June 30, 2001:        100

                    PART I. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS

               ENGLE HOMES, INC. AND SUBSIDIARIES
   (A WHOLLY-OWNED SUBSIDIARY OF TECHNICAL OLYMPIC USA, INC.)
               Condensed Consolidated Balance Sheets
                         (unaudited)
                    (dollars in thousands)
                                                June 30,    December 31,
                                                  2001         2000
                                               -----------  ------------
                      ASSETS

CASH
  Unrestricted                                 $    46,044  $    18,078
  Restricted                                         9,317        4,205
INVENTORIES                                        426,233      444,070
PROPERTY AND EQUIPMENT, net                          5,308        5,330
OTHER ASSETS                                        40,019       32,346
GOODWILL                                            15,166       15,128
MORTGAGE LOANS HELD FOR SALE                        24,539       14,406
                                               -----------  -----------
     TOTAL ASSETS                              $   566,626  $   533,563
                                               ===========  ===========

                    LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES       $    43,694  $    27,328
CUSTOMER DEPOSITS                                   26,097       21,817
BORROWINGS                                         242,938      217,532
SENIOR NOTES PAYABLE                                13,097       38,065
FINANCIAL SERVICES BORROWINGS                       16,944        9,071
                                               -----------  -----------
     TOTAL LIABILITIES                         $   342,770  $   313,813
                                               -----------  -----------

               SHAREHOLDER'S EQUITY

COMMON STOCK, $.01 par, shares authorized
  1,000; issued 100
ADDITIONAL PAID-IN CAPITAL                         215,709      215,709
RETAINED EARNINGS                                    8,147        4,041
                                               -----------  -----------
     TOTAL SHAREHOLDER'S EQUITY                    223,856      219,750
                                               -----------  -----------
                                               $   566,626  $   533,563
                                               ===========  ===========





See accompanying notes to condensed consolidated financial statements.

                         ENGLE HOMES, INC. AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF TECHNICAL OLYMPIC USA, INC.)
                     Condensed Consolidated Statements of Income
                                   (Unaudited)
                        (in thousands, except per share data)
                                Three Months Ended        Six Months Ended
                                June 30,   July 31,      June 30,   July 31,
                                ---------  ---------     --------------------
                                  2001       2000           2001       2000
                                ---------  ---------     ---------  ---------
                                Successor  Predecessor  Successor  Predecessor
REVENUES
  Sales of homes                $ 239,158  $ 208,282     $ 452,739  $ 410,650
  Sales of land                     6,592      9,382         7,279     12,726
  Rent and other                    1,004        844         2,922      1,752
  Financial services                7,822      5,800        14,217     11,292
                                ---------  ---------     ---------  ---------
                                  254,576    224,308       477,157    436,420
                                ---------  ---------     ---------  ---------
COSTS AND EXPENSES
  Cost of sales - homes           191,263    173,282       364,171    342,476
  Cost of sales - land              6,049      8,012         6,521     11,297
  Selling, marketing, general
  and administrative               23,443     20,966        44,412     40,700
  Depreciation and amortization     1,555      1,584         3,246      3,106
  Financial services                4,263      3,844         8,249      7,649
                                ---------  ---------     ---------  ---------
                                  226,573    207,688       426,599    405,228
                                ---------  ---------     ---------  ---------

Merger related charges              1,864                    1,864
                                ---------  ---------     ---------  ---------

INCOME BEFORE INCOME TAX           26,139     16,620        48,694     31,192
  Provision for income taxes        9,737      6,083        18,139     11,416
                                ---------  ---------     ---------  ---------
NET INCOME                      $  16,402  $  10,537     $  30,555  $  19,776
                                =========  =========     =========  =========

Net income per share
  Basic                                    $    0.96                $    1.80
  Diluted                                  $    0.96                $    1.80

Shares used in earnings per
share calculations
  Basic                                       10,950                   10,995
  Diluted                                     10,962                   11,009





See accompanying notes to condensed consolidated financial statements.

                      ENGLE HOMES, INC. AND SUBSIDIARIES
          (A WHOLLY-OWNED SUBSIDIARY OF TECHNICAL OLYMPIC USA, INC.)
           Condensed Consolidated Statement of Shareholder's Equity
                    For the Six Months Ended June 30, 2001
                                 (Unaudited)
                     (in thousands except number of shares)


                          Common Stock     Additional
                         --------------     Paid-In    Retained
                         Shares  Amount     Capital    Earnings    Total
                         ------  ------    ----------  --------  ---------

Amounts at
December 31, 2000           100     -      $  215,709  $  4,041  $ 219,750

  Net Income for the
  Six Months Ended
  June 30, 2001                                          30,555     30,555

  Net Dividends
  to Parent                                             (26,449)   (26,449)
                        -------  ------    ----------  --------  ---------
Amounts at
June 30, 2001               100  $  -      $  215,709  $  8,147  $ 223,856
                        =======  ======    ==========  ========  =========

























See accompanying notes to condensed consolidated financial statements.


                      ENGLE HOMES, INC. AND SUBSIDIARIES
          (A WHOLLY-OWNED SUBSIDIARY OF TECHNICAL OLYMPIC USA, INC.)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  (in thousands)
                                                       Six Months  Six Months
                                                         Ended       Ended
                                                        June 30,    July 31,
                                                          2001        2000
                                                       ---------   ---------
                                                       Successor   Predecessor

NET CASH PROVIDED BY OPERATING ACTIVITIES              $  55,857   $  26,157
                                                       ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net acquisitions of property and equipment             (1,879)     (1,870)
                                                       ---------   ---------
   Net cash required by investing activities              (1,879)     (1,870)
                                                       ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in borrowings                                 27,001
   Repayment of borrowings                               (26,564)     (1,593)
   Repurchase of common stock                                         (2,530)
   Dividends to shareholders                                          (1,326)
   Net Dividends to parent                               (26,449)
                                                       ---------   ---------
   Net cash required by
   financing activities                                  (26,012)     (5,449)
                                                       ---------   ---------
NET INCREASE IN CASH                                      27,966      18,838

UNRESTRICTED CASH AT BEGINNING OF PERIOD                  18,078      33,848
                                                       ---------   ---------

UNRESTRICTED CASH AT END OF PERIOD                     $  46,044   $  52,686
                                                       =========   =========


See accompanying notes to condensed consolidated financial statements.


                    ENGLE HOMES, INC. AND SUBSIDIARIES
        (A WHOLLY-OWNED SUBSIDIARY OF TECHNICAL OLYMPIC USA, INC.)
          Notes to Condensed Consolidated Financial Statements
                                (Unaudited)

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

     For accounting purposes, the merger was accounted for as of November 22, 2000 using the purchase method of accounting. Accordingly, the condensed consolidated financial statements for periods after that date reflect the push-down of the purchase price allocations (based on preliminary estimates and subject to adjustment) made by Technical Olympic to the assets and liabilities of the Company and, therefore, are not comparable to those before the acquisition. The condensed consolidated financial statements for the period from January 1, 2001 through June 30, 2001 are labeled Successor. Statements for the six months ended July 31, 2000 are based on the historical accounts of the Company and are labeled Predecessor. Had the acquisition been effected as of January 1, 2000, net income for the three months and the six months ended June 30, 2000 would have been $10.4 million and $19.6 million, respectively.

     The acquisition was valued at approximately $465 million, including the assumption of approximately $250 million of debt. As a result of the push down of the purchase price, the Company recorded goodwill of approximately $15.2 million which is being amortized over 20 years.

     As a result of the change in control of the Company, the indentures governing the Company's Senior Notes due 2008 ("Senior Notes") required that an offer be made to purchase all such outstanding Senior Notes at a price of 101% of the principal plus accrued interest. Through the termination of the offer in January 2001, the Company repurchased approximately $237.0 million of $250 million of its Senior Notes.

     On March 6, 2001, Newmark Homes Corp. ("Newmark") announced it is considering the possible merger of Newmark with Engle Holdings, Corp., the parent company of the Company. All of the stock of Engle Holdings, Corp. and 80% of the stock of Newmark is owned by Technical Olympic. The Special Committee of Newmark's independent directors is reviewing the transaction and
                                     6
will make a recommendation to Newmark's full board. There are no assurances that the Special Committee will either recommend the merger or that such a merger will be consummated. Any merger would also be subject to execution of a definitive agreement and certain regulatory and other approvals as well as the approval of various lenders of Engle Holdings, Corp., the Company, Newmark and Technical Olympic. If the merger is consummated, it is contemplated that shares of Engle Holdings, Corp. would be exchanged for shares of Newmark.

     These statements do not contain all information required by generally accepted accounting principles that are included in a full set of financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company at June 30, 2001 and December 31, 2000, and results of its operations for the three and six months ended and its cash flows for the six months ended June 30, 2001 and July 31, 2000. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended October 31, 2000 and the transitional report filed on Form 10-QT for the two months ended December 31, 2000. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

NOTE 2 CONSOLIDATED INCOME TAX RETURNS

     As a result of the merger as described in Note 1, the Company files consolidated income tax returns with Technical Olympic. For the three and six months ended June 30, 2001, income taxes are allocated to the Company based upon a "stand alone" computation.

NOTE 3 INVENTORIES  (dollars in thousands)
                                                        June 30,   December 31,
                                                         2001          2000
                                                       ---------    -----------
Land and improvements for residential homes
under development                                       $ 258,167     $ 301,426
Residential homes under construction                      168,066       142,644
                                                       ---------      ---------
                                                       $ 426,233      $ 444,070
                                                       =========      =========

NOTE 4 CAPITALIZATION OF INTEREST (dollars in thousands)
     Included in inventory is the following:
                                For the Three Months     For the Six Months
                                        Ended                  Ended
                                 June 30,   July 31,      June 30,   July 31,
                                   2001       2000          2001       2000
                                ---------  ---------     ---------  ---------
Interest capitalized,
beginning of period             $  21,670  $  22,491     $  23,019  $  21,282
Interest incurred and
capitalized                         5,019      6,163        10,019     12,344
Amortized to cost of sales-homes   (6,835)    (4,933)      (13,128)    (9,601)
Amortized to cost of sales-land      (503)      (581)         (559)      (885)
                                     7
Reduction of capitalized interest-
other                              (3,407)                  (3,407)
                                ---------  ---------     ---------  ---------
Interest capitalized, end of
period                          $  15,944  $  23,140     $  15,944  $  23,140
                                =========  =========      =========  =========







NOTE 5 - EARNINGS PER SHARE (in thousands, except per share data)

     Basic and diluted earnings per share are calculated as follows:
                                  For the Three Months     For the Six Months
                                    Ended July 31, 2000     Ended July 31, 2000
                                  --------------------     --------------------
                                       Predecessor             Predecessor
Basic:
Net Income                                    $ 10,537                $ 19,776
Weighted average number of shares
outstanding                                     10,950                  10,995
                                              --------                  --------
Basic earnings per share                      $   0.96                $   1.80
                                              ========                  ========

Diluted:
Net Income                                    $ 10,537                $ 19,776
Weighted average number of common
shares outstanding                              10,950                  10,995
Options to acquire common stock                     12                      14
                                              --------                --------
Diluted weighted average common
shares outstanding                              10,962                  11,009
                                              --------                --------
Diluted earnings per share                    $   0.96                $   1.80
                                              ========                ========
















                                       8

Part 1 - Item II
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

     The following table sets forth for the periods indicated certain items of the Company's financial statements expressed as a percentage of the Company's total revenues:
                                      For the Three            For the Six
                                      Months Ended             Months Ended
                                    June 30, July 31,        June 30, July 31,
                                     2001      2000           2001      2000
                                    ------    ------         ------    ------
Total Revenues                      100.0%    100.0%         100.0%    100.0%
Costs of home construction and
land sales                           77.5      80.8           77.7      81.1
Selling, marketing, general and
administrative                        9.2       9.3            9.3       9.3

Income before taxes                  10.3       7.4           10.2       7.1

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
                                June 30,                 July 31,
                                  2001                     2000
                                     (dollars in thousands)
                            ----------------         ----------------
                            Units    Dollars         Units    Dollars
                            -----  ---------         -----  ---------
South Florida                 853  $ 223,100           583  $ 140,500
Orlando                       479    112,600           402     87,500
West Coast Florida            201     39,300           229     46,100
Texas                         172     34,300           166     31,900
Denver                        224     67,500           199     53,100
Virginia                      253     83,900           213     63,800
North Carolina                  -          -            10      2,600
Atlanta, Georgia               38      8,600            60     12,300
Arizona                       244     61,600           255     62,000
                            -----  ---------         -----  ---------
TOTAL                       2,464  $ 630,900         2,117  $ 499,800
                            =====  =========         =====  =========

                                         9
    The Company is marketing in 101 subdivisions at June 30, 2001, consisting of 14 subdivisions in South Florida; 25 in Central Florida; 9 in West Coast Florida; 14 in Denver, Colorado; 13 in Dallas, Texas; 9 in Virginia; 15 in Phoenix, Arizona and 2 in Atlanta, Georgia.

Result of Operations:

Three Months Ended June 30, 2001 compared to the Three Months Ended July 31,
2000.

     The Company's revenues from home sales for the quarter ended June 30, 2001 increased $30.9 million (or 14.8%) compared to the three months ended July 31, 2000. The number of homes delivered increased 6.9% (to 975 from 912) and the average selling price of homes delivered increased 7.5% (to $245,000 from $228,000). Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

     Cost of home sales increased $18.0 million (or 10.4%) compared to the quarter ended July 31, 2000 primarily due to the related increase in home sale revenues. Cost of home sales as a percentage of home sales revenue decreased to 80.0% from 83.2% as a result of the product mix of homes delivered.

     The Company's selling, marketing, general and administrative ("S,G&A") expenses increased approximately $2.5 million (or 11.9%) during the three months ended June 30, 2001, as compared to the three months ended July 31, 2000.
S,G&A expense as a percentage of total revenues for the three months ended
June 30, 2001 decreased to 9.2% compared to 9.3% for the quarter ended July 31, 2000.

     Primarily as a result of the increase in revenues and a decrease in cost of home sales, net income increased by $5.9 million in the three months ended June 30, 2001 as compared to the three months ended July 31, 2000.

Six Months Ended June 30, 2001 compared to the Six Months Ended July 31, 2000.

     The Company's revenues from home sales for the six months ended June 30, 2001 increased $42.1 million (or 10.2%) compared to the six months ended July 31, 2000. The number of homes delivered increased 1.4% (to 1,872 from 1,847) and the average selling price of homes delivered increased 9.0% (to $242,000 from $222,000). The increase of revenues and homes delivered is primarily attributable to an increased level of backlog at the beginning of the current period compared with the prior year period. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

     Cost of home sales increased $21.7 million (or 6.3%) for the six months ended June 30, 2001 compared to the six months ended July 31, 2000 primarily due to the related increase in home sale revenues. Cost of home sales as a percentage of home sales decreased to 80.4% from 83.4% as a result of the product mix of homes delivered.





                                   10
     The Company's selling, marketing, general and administrative ("S,G&A") expenses increased approximately $3.7 million (or 9.1%) during the six months ended June 30, 2001, as compared to the six months ended July 31, 2000. S,G&A expense as a percentage of total revenues for the six months ended June 30, 2001 and July 31, 2000, is 9.3%.

     Primarily as a result of the increase in revenues and a decrease in cost of home sales, net income increased by $10.8 million in the six months ended June 30, 2001 as compared to July 31, 2000.

Liquidity and Capital Resources

     The Company's financing needs are provided by cash flows from operations and unsecured bank borrowings.

     Cash flow from operations has improved as a result of increased net income.

     The Credit Facility and Refinancing. In connection with the acquisition of the Company by Technical Olympic on November 22, 2000, the Company entered into a Credit Agreement (the "Credit Agreement") with a bank providing for a $100 million term loan commitment and a $275 million revolving credit facility (subject to reduction based upon periodic determinations of a borrowing base). Proceeds from these facilities provide working capital and financed the required repurchase offer made to holders of the Company's then outstanding $250 million principal amount of 9 1/4% Senior Notes due 2008 ("Senior Notes"). The term loan matures November 22, 2003. The revolving credit facility terminates on November 22, 2002 whereupon all amounts outstanding become due. The revolving credit facility also provides credit support for the issuance of letters of credit needed from time to time in the Company's business. The Company's previous bank revolving credit facility was repaid and cancelled.

     As a result of the change in control of the Company, the Company was required by the indentures governing its Senior Notes to offer to repurchase all of its outstanding Senior Notes at a price of 101% of the principal plus accrued interest. Upon termination of the offer in January 2001, the Company repurchased approximately $237 million of its Senior Notes. Funds to repurchase these Senior Notes were provided from the issuance of the $100 million term loan under the Credit Agreement and additional advances under the Company's revolving credit facility. Approximately $13 million of the Senior Notes were not tendered and remain outstanding as of June 30, 2001.

     During the six months ended June 30, 2001, the Company made distributions to its parent company of approximately $26.4 million.

     As of June 30, 2001, $142 million was outstanding under the revolving credit facility under the Credit Agreement, and $100 million of term notes.

     In addition, Preferred Home Mortgage Company (PHMC) has a warehouse line of credit in the amount of $20.0 million, which is guaranteed by the Company. At June 30, 2001 the outstanding balance was $16.9 million to service origination of mortgage loans. The Company believes the facilities are sufficient for its mortgage banking operation for the remainder of fiscal 2001.

     Management does not anticipate that any expansion of PHMC's operation will significantly impact liquidity because the mortgages are generally sold within a short period of time after their origination to the Federal National Mortgage Association (FNMA) or other qualified investors. PHMC has the ability to retain the servicing of loans, however, as of June 30, 2001, the Company has not retained servicing rights relating to loans sold.
                                   11
     LAND ACQUISITION. The Company is continually exploring opportunities to purchase parcels of land for its homebuilding operations and is, at any given time, in various stages of proposing, making offers for, and negotiating the acquisition of various parcels, whether outright or through options. The Company expects to pursue additional land acquisition and development opportunities in the future.

     During the six months ended June 30, 2001, the Company sold to an investment limited liability company ("Investment Company") certain undeveloped real estate tracts for a purchase price of $42.4 million. The Investment Company is owned by several of the executive officers or prior stockholders of the Company, including without limitation trusts of the Engelstein family. The Company entered into a number of agreements, including option contracts and construction contracts with the Investment Company to develop and buy back fully developed lots from time to time subject to the terms and conditions of such agreements. The Company believes that the terms of the purchase contract and that the terms of the related option and development contracts were comparable to those available from unaffiliated parties.


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



                              ENGLE HOMES, INC.
                              -----------------
                                (Registrant)


Date: JULY 27, 2001                              \s\ ALEC ENGELSTEIN
------------------------                         ------------------------
                                                       Alec Engelstein
                                                  Chief Executive Officer



Date: JULY 27, 2001                              \s\ DAVID SHAPIRO
------------------------                         ------------------------
                                                       David Shapiro
                                                  Chief Financial Officer


































                                      14