Form 10-Q
period 2001-09-30
ENGLE HOMES INC /FL
filed 2001-11-07
CIK 880034

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                        FORM 10-Q

(Mark One)

x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---- EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2001
                                       ------------------
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
YES   x     NO
   ------      ------
Number of shares of common stock outstanding as of September 30, 2001:     100

                    PART I. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS

               ENGLE HOMES, INC. AND SUBSIDIARIES
   (A WHOLLY-OWNED SUBSIDIARY OF TECHNICAL OLYMPIC USA, INC.)
               Condensed Consolidated Balance Sheets
                         (unaudited)
           (dollars in thousands, except per share data)
                                             September 30,  December 31,
                                                  2001         2000
                                             -------------  ------------
                      ASSETS

CASH
  Unrestricted                               $      57,909  $    18,078
  Restricted                                        10,448        4,205
INVENTORIES                                        428,740      444,070
PROPERTY AND EQUIPMENT, net                          5,210        5,330
OTHER ASSETS                                        47,370       32,346
GOODWILL                                            14,977       15,128
MORTGAGE LOANS HELD FOR SALE                        32,962       14,406
                                             -------------  -----------
     TOTAL ASSETS                            $     597,616  $   533,563
                                             =============  ===========

                    LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES     $      52,271  $    27,328
CUSTOMER DEPOSITS                                   25,737       21,817
BORROWINGS                                         242,938      217,532
SENIOR NOTES PAYABLE                                13,097       38,065
FINANCIAL SERVICES BORROWINGS                       23,237        9,071
                                             -------------  -----------
     TOTAL LIABILITIES                       $     357,280  $   313,813
                                             -------------  -----------

               SHAREHOLDER'S EQUITY

COMMON STOCK, $.01 par, shares authorized
  1,000; issued 100
ADDITIONAL PAID-IN CAPITAL                         215,709      215,709
RETAINED EARNINGS                                   24,627        4,041
                                             -------------  -----------
     TOTAL SHAREHOLDER'S EQUITY                    240,336      219,750
                                             -------------  -----------
                                             $     597,616  $   533,563
                                             =============  ===========





See accompanying notes to condensed consolidated financial statements.

                         ENGLE HOMES, INC. AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF TECHNICAL OLYMPIC USA, INC.)
                     Condensed Consolidated Statements of Income
                                   (Unaudited)
                        (in thousands, except per share data)
                            Three Months Ended           Nine Months Ended
                        September 30,  October 31,  September 30,  October 31,
                        -------------  -----------  -------------  -----------
                             2001          2000          2001          2000
                        -------------  -----------  -------------  -----------
                          Successor    Predecessor    Successor    Predecessor
REVENUES
  Sales of homes        $     247,581  $   229,115  $     700,320  $   639,765
  Sales of land                 2,376        4,543          9,655       17,269
  Rent and other                1,227          461          4,149        2,213
  Financial services            8,848        6,298         23,065       17,590
                        -------------  -----------  -------------  -----------
                              260,032      240,417        737,189      676,837
                        -------------  -----------  -------------  -----------
COSTS AND EXPENSES
  Cost of sales - homes       195,281      192,487        559,452      534,963
  Cost of sales - land          2,310        3,970          8,831       15,267
  Selling, marketing,
  general and
  administrative               25,208       21,310         69,621       62,010
  Merger related charges                                    1,864
  Depreciation and
  amortization                  1,595        1,426          4,840        4,532
  Financial services            4,488        3,878         12,737       11,527
                        -------------  -----------  -------------  -----------
                              228,882      223,071        657,345      628,299
                        -------------  -----------  -------------  -----------

INCOME BEFORE INCOME TAX       31,150       17,346         79,844       48,538
  Provision for
  income taxes                 11,604        6,948         29,742       18,364
                        -------------  -----------  -------------  -----------
NET INCOME              $      19,546  $    10,398  $      50,102  $    30,174
                        =============  ===========  =============  ===========













See accompanying notes to condensed consolidated financial statements.

                      ENGLE HOMES, INC. AND SUBSIDIARIES
          (A WHOLLY-OWNED SUBSIDIARY OF TECHNICAL OLYMPIC USA, INC.)
           Condensed Consolidated Statement of Shareholder's Equity
                    For the Nine Months Ended September 30, 2001
                                 (Unaudited)
                     (in thousands except number of shares)


                          Common Stock     Additional
                         --------------     Paid-In    Retained
                         Shares  Amount     Capital    Earnings    Total
                         ------  ------    ----------  --------  ---------

Amounts at
December 31, 2000           100     -      $  215,709  $  4,041  $ 219,750

  Net Income for the
  Nine Months Ended
  September 30, 2001                                     50,102     50,102

  Net Dividends
  to Parent                                             (29,516)   (29,516)
                        -------  ------    ----------  --------  ---------
Amounts at
September 30, 2001          100  $  -      $  215,709  $ 24,627  $ 240,336
                        =======  ======    ==========  ========  =========



























See accompanying notes to condensed consolidated financial statements.


                      ENGLE HOMES, INC. AND SUBSIDIARIES
          (A WHOLLY-OWNED SUBSIDIARY OF TECHNICAL OLYMPIC USA, INC.)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  (in thousands)
                                                Nine Months      Nine Months
                                                   Ended           Ended
                                                September 30,    October 31,
                                                    2001           2000
                                                -------------    -----------
                                                  Successor      Predecessor

NET CASH PROVIDED BY OPERATING ACTIVITIES       $      71,663    $    43,164
                                                -------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net acquisitions of property and equipment          (2,753)        (2,817)
                                                -------------    -----------
   Net cash required by investing activities           (2,753)        (2,817)
                                                -------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in borrowings                              27,001
   Repayment of borrowings                            (26,564)        (1,642)
   Repurchase of common stock                                         (2,530)
   Dividends to shareholders                                          (1,977)
   Stock options exercised                                                56
   Net Dividends to parent                            (29,516)
                                                -------------    -----------
   Net cash required by
   financing activities                               (29,079)        (6,093)
                                                -------------    -----------
NET INCREASE IN CASH                                   39,831         34,254

UNRESTRICTED CASH AT BEGINNING OF PERIOD               18,078         33,848
                                                -------------    -----------

UNRESTRICTED CASH AT END OF PERIOD              $      57,909    $    68,102
                                                =============    ===========


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

     For accounting purposes, the merger was accounted for as of November 22, 2000 using the purchase method of accounting. Accordingly, the condensed consolidated financial statements for periods after that date reflect the push-down of the purchase price allocations (based on preliminary estimates and subject to adjustment) made by Technical Olympic to the assets and liabilities of the Company and, therefore, are not comparable to those before the acquisition. The condensed consolidated financial statements for the period from January 1, 2001 through September 30, 2001 are labeled Successor. Statements for the nine months ended October 31, 2000 are based on the historical accounts of the Company and are labeled Predecessor. Had the acquisition been effected as of February 1, 2000, net income for the three months and the nine months ended October 31, 2000 would have been $10.3 million and $29.9 million, respectively.

     On November 22, 2000, the Company changed its fiscal year from October 31 to December 31. The condensed consolidated financial statements are presented for the three and nine months ended September 30, 2001 and the three and nine months ended October 31, 2000. The Company did not recast the data for the prior year. Therefore, the Company has presented the period in the prior year which would be most comparable due to the effects of seasonal or other factors. Consequently, the results for the three and nine months ended September 30, 2001 are not directly comparable to the three and nine months ended October 31, 2000.

     The acquisition was valued at approximately $465 million, including the assumption of approximately $250 million of debt. As a result of the push down of the purchase price, the Company recorded goodwill of approximately $15.2 million which is being amortized over 20 years.

     As a result of the change in control of the Company, the indentures governing the Company's Senior Notes due 2008 ("Senior Notes") required that an offer be made to purchase all such outstanding Senior Notes at a price of 101% of the principal plus accrued interest. Through the termination of the offer
                                    6
in January 2001, the Company repurchased approximately $237.0 million of $250 million of its Senior Notes.

     On March 6, 2001, Newmark Homes Corp. ("Newmark") announced it is considering the possible merger of Newmark with Engle Holdings Corp., the parent company of the Company. All of the stock of Engle Holdings Corp. and 80% of the stock of Newmark is owned by Technical Olympic. The Special Committee of Newmark's independent directors is reviewing the transaction and will make a recommendation to Newmark's full board. There are no assurances that the Special Committee will either recommend the merger or that such a merger will be consummated. Any merger would also be subject to execution of a definitive agreement and certain regulatory and other approvals as well as the approval of various lenders of Engle Holdings Corp., the Company, Newmark and Technical Olympic. If the merger is consummated, it is contemplated that shares of Engle Holdings Corp. would be exchanged for shares of Newmark.

     These statements do not contain all information required by accounting principles generally accepted in the United States that are included in a full set of financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting primarily of normal recurring items necessary to present fairly the financial position of the Company at September 30, 2001 and December 31, 2000, and results of its operations for the three and nine months ended and its cash flows for the nine months ended September 30, 2001 and October 31, 2000. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended October 31, 2000 and the transitional report filed on Form 10-QT for the two months ended December 31, 2000. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

NOTE 2 CONSOLIDATED INCOME TAX RETURNS

     As a result of the merger as described in Note 1, the Company files consolidated income tax returns with Technical Olympic. For the three and nine months ended September 30, 2001, income taxes are allocated to the Company based upon a "stand alone" computation.

NOTE 3 INVENTORIES  (dollars in thousands)
                                                   September 30,   December 31,
                                                         2001          2000
                                                   -------------    -----------
Land and improvements for residential homes
under development                                  $      255,478     $ 301,426
Residential homes under construction                      173,262       142,644
                                                   -------------      ---------
                                                   $     428,740      $ 444,070
                                                   =============      =========








                                       7
NOTE 4 CAPITALIZATION OF INTEREST (dollars in thousands)
     Included in inventory is the following:
                             For the Three Months       For the Nine Months
                                     Ended                     Ended
                         September 30, October 31,   September 30, October 31,
                             2001         2000           2001         2000
                         ------------  ----------    ------------  ----------
Interest capitalized,
beginning of period      $     15,944  $   23,140    $     23,019  $   21,282
Interest incurred and
capitalized                     4,393       5,894          14,412      18,238

Amortized to cost of
sales-homes                    (7,282)     (6,539)        (20,410)    (16,140)
Amortized to cost of
sales-land                       (244)       (811)           (803)     (1,696)
Reduction of capitalized
interest-other                                             (3,407)
                         ------------  ----------    ------------   ---------

Interest capitalized,
end of period            $     12,811  $   21,684    $     12,811   $  21,684
                         ============  ==========    ============   =========





NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standard 141 (Statement 141), Business Combinations, and Statement of Financial Accounting Standards 142 (Statement
142), Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accoounting be used for all business combinations initiated after June 30, 2001. Statement 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Statement 142 will be effective for the Company's fiscal year 2002 and is immediately effective for goodwill and intangible assets acquired after June 30, 2001. Management is in the process of evaluating the effect these standards will have on its financial statements.

     In September 2000, the FASB issued Statement of Financial Accounting Standards 140 (Statement 140), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 140 amends Statement 125 and provides revised accounting and financial reporting rules for sales, securitizations, and servicing of receivables and other financial assets, and for secured borrowing and collateral transactions. The provisions concerning servicing assets and liabilities as well as extinguishments of liabilities remain consistent with Statement 125. Statement 140 is applicable to transfers occurring after March 31, 2001. The impact of adopting Statement 140 has not been significant to the Company's financial statements.






                                       8
Part 1 - Item II
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

     The following table sets forth for the periods indicated certain items of the Company's financial statements expressed as a percentage of the Company's total revenues:
                                 For the Three            For the Nine
                                 Months Ended             Months Ended
                           September 30, October 31, September 30, October 31,
                               2001         2000         2001         2000
                              ------       ------       ------       ------
Total Revenues                100.0%       100.0%       100.0%       100.0%
Costs of home construction
and land sales                 76.0         81.7         77.1         81.3
Selling, marketing, general
and administrative              9.7          8.9          9.4          9.2

Income before taxes            12.0          7.2         10.8          7.2

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
                             September 30,             October 31,
                                  2001                     2000
                                     (dollars in thousands)
                            ----------------         ----------------
                            Units    Dollars         Units    Dollars
                            -----  ---------         -----  ---------
South Florida                 844  $ 227,800           577  $ 141,100
Orlando                       486    115,100           422     95,500
West Coast Florida            169     34,900           221     45,600
Texas                         152     29,200           134     26,000
Denver                        177     53,100           204     55,700
Virginia                      201     70,500           244     70,300
North Carolina                  -          -             3        800
Atlanta, Georgia                4        900            57     11,600
Arizona                       204     53,000           203     51,200
                            -----  ---------         -----  ---------
TOTAL                       2,237  $ 584,500         2,065  $ 497,800
                            =====  =========         =====  =========



                                         9
    The Company is marketing in 100 subdivisions at September 30, 2001, consisting of 13 subdivisions in South Florida; 26 in Central Florida; 10 in West Coast Florida; 12 in Denver, Colorado; 14 in Dallas, Texas; 8 in Virginia; 16 in Phoenix, Arizona and 1 in Atlanta, Georgia.

Result of Operations:

Three Months Ended September 30, 2001 compared to the Three Months Ended October 31, 2000.

     The Company's revenues from home sales for the quarter ended September 30, 2001 increased $18.5 million (or 8.1%) compared to the three months ended October 31, 2000. The number of homes delivered increased 1.6% (to 1,007 from
991) and the average selling price of homes delivered increased 6.5% (to $246,000 from $231,000). Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

     Cost of home sales increased $2.8 million (or 1.5%) compared to the quarter ended October 31, 2000 primarily due to the related increase in home sale revenues. Cost of home sales as a percentage of home sales revenue decreased to 78.9% from 84.0% as a result of the product mix of homes delivered.

     The Company's selling, marketing, general and administrative ("S,G&A") expenses increased approximately $3.9 million (or 18.3%) during the three months ended September 30, 2001, as compared to the three months ended October 31, 2000. S,G&A expense as a percentage of total revenues for the three months ended September 30, 2001 increased to 9.7% compared to 8.9% for the quarter ended October 31, 2000. The increase in S,G&A as a percentage of total revenue is primarily due to higher closing costs related to home sales and performance compensation as a result of increased profitability.

     Primarily as a result of the increase in revenues and a decrease in cost of home sales, net income increased by $9.1 million in the three months ended September 30, 2001 as compared to the three months ended October 31, 2000.

Nine Months Ended September 30, 2001 compared to the Nine Months Ended October 31, 2000.

     The Company's revenues from home sales for the nine months ended September 31, 2001 increased $60.6 million (or 9.5%) compared to the nine months ended October 31, 2000. The number of homes delivered increased 1.4% (to 2,879 from 2,838) and the average selling price of homes delivered increased 8% (to $243,000 from $225,000). The increase of revenues and homes delivered is primarily attributable to an increased level of backlog at the beginning of the current period compared with the prior year period. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

     Cost of home sales increased $24.5 million (or 4.6%) for the nine months ended September 30, 2001 compared to the nine months ended October 31, 2000 primarily due to the related increase in home sale revenues. Cost of home sales as a percentage of home sales decreased to 79.9% from 83.6% as a result of the product mix of homes delivered.

     The Company's S,G&A expenses increased approximately $7.6 million (or 12.3%) during the nine months ended September 30, 2001, as compared to the nine
                                     10
months ended October 31, 2000. S,G&A expense as a percentage of total revenues for the nine months ended September 30, 2001 increased to 9.4% compared to 9.2% for the nine months ended October 31, 2000.

     Primarily as a result of the increase in revenues and a decrease in cost of home sales, net income increased by $19.9 million in the nine months ended September 30, 2001 as compared to October 31, 2000.

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

     As a result of the change in control of the Company, the Company was required by the indentures governing its Senior Notes to offer to repurchase all of its outstanding Senior Notes at a price of 101% of the principal plus accrued interest. Upon termination of the offer in January 2001, the Company repurchased approximately $237 million of its Senior Notes. Funds to repurchase these Senior Notes were provided from the issuance of the $100 million term loan under the Credit Agreement and additional advances under the Company's revolving credit facility. Approximately $13 million of the Senior Notes were not tendered and remain outstanding as of September 30, 2001.

     During the nine months ended September 30, 2001, the Company made distributions to its parent company of approximately $29.5 million.

     As of September 30, 2001, $142 million under the revolving credit facility and $100 million under the term notes, both under the Credit Agreement, were outstanding.

     In addition, Preferred Home Mortgage Company (PHMC) has a warehouse line of credit (including a purchase agreement) in the aggregate amount of $40 million, which is guaranteed by the Company. At September 30, 2001 the outstanding balance was $23.2 million to service origination of mortgage loans. The Company believes the facilities are sufficient for its mortgage banking operation for the remainder of fiscal 2001.

     Management does not anticipate that any expansion of PHMC's operation will significantly impact liquidity because the mortgages are generally sold within a short period of time after their origination to the Federal National Mortgage Association (FNMA) or other qualified investors. PHMC has the ability to retain the servicing of loans, however, as of September 30, 2001, the Company has not retained servicing rights relating to loans sold.


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

     During the nine months ended September 30, 2001, the Company sold to an investment limited liability company ("Investment Company") certain undeveloped real estate tracts for a purchase price of $42.4 million. The Investment Company is owned by several of the executive officers or prior stockholders of the Company, including without limitation trusts of the Engelstein family. The Company entered into a number of agreements, including option contracts and construction contracts with the Investment Company to develop and buy back fully developed lots from time to time subject to the terms and conditions of such agreements. The Company believes that the terms of the purchase contract and that the terms of the related option and development contracts were comparable to those available from unaffiliated parties.


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



                              ENGLE HOMES, INC.
                              -----------------
                                (Registrant)


Date: NOVEMBER 7, 2001                           \s\ ALEC ENGELSTEIN
------------------------                         ------------------------
                                                       Alec Engelstein
                                                  Chief Executive Officer



Date: NOVEMBER 7, 2001                           \s\ DAVID SHAPIRO
------------------------                         ------------------------
                                                       David Shapiro
                                                  Chief Financial Officer


































                                      14