Form 10-K
period 2001-12-31
ENGLE HOMES INC /FL
filed 2002-03-27
CIK 880034

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               Form 10-K
           x  Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934
               For the Fiscal Year Ended December 31, 2001
                                   or
          Transition Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934
For the transition period from ______________ to_______________.
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

                             (Title of Class)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes        No  X

Note: The Company is not subject to the filing requirements of the Securities Exchange Act of 1934. This report is filed pursuant to contractual obligations imposed on the Registrant by two Indentures, dated as of February 2, 1998 and June 12, 1998, respectively, under which the Registrant is the issuer of certain debt.

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

    The number of shares of common stock of the registrant outstanding as of January 29, 2002 was 100 shares.

                     Documents Incorporated by Reference:  None

                                 PART I
Item 1.   BUSINESS

General

     Engle Homes, Inc. ("Engle" or the "Company") designs, constructs, markets and sells detached single-family residences, townhomes, patio homes and condominiums to entry level and move-up buyers, retirees and second home, seasonal buyers. The Company operates throughout Florida with divisions in Broward county; Palm Beach and Martin counties; Orlando; Fort Myers; and Naples. The Company also has divisions operating outside Florida including Dallas, Texas; Denver, Colorado; Virginia; and Phoenix,
Arizona. The Company offers a variety of home styles at prices ranging from approximately $90,000 to over $600,000 with an average sales price in 2001 of approximately $246,000. In addition, the Company operates a mortgage company which provides mortgages primarily to its home buyers in all of its geographic markets and a title company which provides services to its home buyers and third parties in Florida, Denver, Colorado, and Dallas, Texas.

     Over the past five years, the Company's total revenues have grown from $425 million for the fiscal year ended October 31, 1997 to $1 billion in calendar 2001. The number of homes delivered increased from 1,992 in fiscal 1997 to 3,893 in calendar 2001. At the end of calendar 2001, Engle was marketing homes in 87 communities.

     On November 22, 2000, the Company became a wholly-owned subsidiary of Engle Holdings Corp., in turn a wholly-owned subsidiary of Technical Olympic USA, Inc. ("Technical Olympic"), pursuant to a merger agreement dated October 12, 2000. Technical Olympic is a wholly-owned indirect subsidiary of Technical Olympic S.A., a publicly traded Greek corporation. Company stockholders received $19.10 for each share of the Company's common stock at the time of the merger. Following the merger, the common stock of the Company ceased to be publicly traded. The Company is not subject to the filing requirements of the Securities Exchange Act of 1934. This Form 10-K is filed pursuant to contractual obligations imposed on the Company by two Indentures dated as of February 2, 1998 and June 12, 1998, respectively, under which the Company is the issuer of certain debt.

     For accounting purposes, the merger was accounted for as of November 22, 2000 using the purchase method of accounting. Accordingly, the consolidated financial statements for periods after that date reflect the push-down of the purchase price allocations made by Technical Olympic to the assets and liabilities of the Company and, therefore, are not comparable to those before the acquisition. The consolidated financial statements for the period from January 1, 2001 through December 31, 2001 and November 22, 2000 through December 31, 2000 are labeled Successor. Statements for the twelve months ended October 31, 2000 and October 31, 1999 and the period from November 1, 2000 though November 21, 2000 are based on the historical accounts of the Company and are labeled Predecessor.




                                   3
     The acquisition was valued at approximately $542 million, including the assumption of approximately $326 million of assumed liabilities. As a result of the push down of the purchase price, the Company recorded goodwill of approximately $15.1 million.

     As a result of the change in control of the Company, the indentures governing the Company's Senior Notes due 2008 ("Senior Notes") required that an offer be made to purchase all such outstanding Senior Notes at a price of 101% of the principal plus accrued interest. Through the termination of the offer in January 2001, the Company repurchased approximately $237 million of $250 million of its Senior Notes.

     On March 6, 2001, Newmark Homes Corp. ("Newmark"), a company that is 80% owned by Technical Olympic, announced it is considering the possible merger of Newmark with Engle Holdings Corp., the parent company of the Company. The Special Committee of Newmark's independent directors is reviewing the transaction and will make a recommendation to Newmark's full board. There are no assurances that the Special Committee will either recommend the merger or that such a merger will be consummated. Any merger would also be subject to execution of a definitive agreement, certain regulatory and other approvals as well as the approval of various lenders of Engle, Newmark, and Technical Olympic Inc. If the merger is consummated, it is contemplated that shares of Engle Holdings Corp. would be exchanged for shares of Newmark. During 2001, in connection with the proposed merger, the Company incurred approximately $2 million in legal, consulting, and related costs. These costs are included in acquisition and merger related charges in the accompanying statement of income.


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

     The Company's land purchase agreements are typically subject to numerous conditions, including, but not limited to, the Company's ability to
                                   4
obtain necessary zoning and other governmental approvals for the proposed subdivision. During the contingency period, the Company also confirms the availability of utilities, conducts hazardous waste and other environmental analysis, and completes its marketing feasibility studies.

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

     At December 31, 2001, the Company was marketing 44 subdivisions in Florida; 13 in Dallas, Texas;
24 in the Southwest and 6 in the Mid-Atlantic region.  The Company's residential real estate inventory at December 31, 2001 was as follows:
                                                                       Lots Available
                               Homes Under Construction            for Future Construction
                Total Lots  -------------------------------     -----------------------------
Division        Available   Sold (1)  Speculative (2) Models    Sold(1)   Unsold      Options
Florida(3)         4,750(4)   775        155           59        498       1,125       2,138
Dallas, TX         1,195       70         53           14         30         353         675
Southwest(5)       4,136      247        109           69         58       1,709       1,944
Mid-Atlantic(6)    1,635       92         29            4         40          81       1,389
                  ------    -----        ---          ---        ---       -----       -----
Total             11,716    1,184        346          146        626       3,268       6,146
                  ======    =====        ===          ===        ===       =====       =====

(1)   Under contract, but not delivered.  See the discussion of the Company's backlog under "Management's Discussion and Analysis of Financial
      Condition and Results of Operations."
(2)   Speculative units are unsold homes that are completed or under construction.
(3)   Florida refers to Broward County, Palm Beach County, Martin County, Orlando, Tampa, Sarasota,
      Naples, and Fort Myers.
(4)   Includes 409 remaining lots in Pembroke Falls and 27 lots remaining in Lake Bernadette.
(5)   Southwest refers to Denver, Colorado and Phoenix, Arizona.
(6)   Mid-Atlantic refers to Virginia.

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


Customer Service and Quality Control; Warranties

     The Company's customer service department is responsible for pre-closing and post-closing customer needs. Prior to closing, a Company employee accompanies the buyer on a home orientation and inspection tour. The Company is continuing with its objective to provide quality construction through on-going training programs to maintain its high quality construction standards. The Company also provides home buyers with a limited warranty
                                   7
program which, in general, provides for a one-year warranty on workmanship and building materials and a ten-year structural warranty. In addition, the Company purchases, when required by local or state ordinances, builder liability insurance for major structural defects.


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

     During fiscal 2001, PHMC sold approximately $489 million in mortgage loans (including servicing rights), representing a significant portion of the Company's homebuyers that requested mortgage financing. Substantially all of PHMC's revenues are derived from mortgages on homes built by Engle. At December 31, 2001, PHMC was originating mortgages in all Engle homebuilding divisions.

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

     Title Services. Universal Land Title ("ULT"), a wholly-owned subsidiary, currently provides title services to the Company's homebuyers in Florida, Denver, Colorado and Dallas, Texas, as well as third parties. At December 31, 2001, ULT was operating 18 offices in Florida, 1 office in Aurora, Colorado, and 1 office in Dallas, Texas.

Government Regulation and Environmental Matters

     In developing housing communities, the Company must obtain the approval of numerous government authorities regulating such matters as permitted land uses and levels of density, the installation of utility services such as water and waste disposal and the dedication of acreage for open space, parks, schools and other community purposes. Several authorities in Florida and other states have imposed impact fees as a means of defraying the cost of providing certain governmental services to developing areas and the amount of these fees has increased significantly during recent years. Many state laws require the use of specific construction materials which reduce the need for energy-consuming heating and cooling systems. Local governments also, at times, declare moratoriums on the issuance of building permits and impose other restrictions in areas where sewage treatment
                                   8
facilities and other public facilities do not reach minimum standards. To date, the governmental approval processes and the restrictive zoning and moratoriums discussed above have not had a material adverse effect on the Company's development activities. However, there is no assurance that these and other restrictions will not adversely affect the Company in the future. The Company is also subject to a variety of Federal, state and local statutes, ordinances, rules and regulations concerning protection of health and the environment. The particular environmental laws which apply to any given community vary greatly according to the community site, the site's environmental conditions and the present and former uses of the site. These environmental laws may result in delays, cause the Company to incur substantial compliance and other costs and prohibit or severely restrict development in certain environmentally sensitive regions or areas. Prior to consummating the purchase of land, the Company engages independent environmental engineers to evaluate such land for the presence of hazardous or toxic materials, wastes or substances. The Company has not been materially affected to date by the presence or potential presence of such materials.

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

     The housing industry is cyclical and affected by consumer confidence levels, prevailing economic conditions generally and interest rate levels. A variety of other factors affect the housing industry and demand for new homes, including the availability of labor and materials and increases in
                                   9
the costs thereof, changes in costs associated with home ownership such as increases in property taxes and energy costs, changes in consumer preferences, demographic trends and the availability of and changes in mortgage financing programs.

Seasonality of Operations.

     The homebuilding industry generally is seasonal, as there are more sales in the spring and summer months when the weather is good, resulting in more home closings in the fall. We operate primarily in the Southwest and Southeast, where weather conditions are more suitable to a year-round construction process than in other parts of the country. The seasonality of school terms also affects our operations, but this seasonality is somewhat reduced by the fact that many of our buyers no longer have children in school.

     Our revenues may fluctuate from quarter to quarter as a result of a number of factors, including (i) the timing and price mix of home closings;
(ii) our ability to continue to acquire land options on acceptable terms;
(iii) the timing of receipt of regulatory approvals for the construction of homes; (iv) the condition of the real estate market and economic conditions generally (v) the cyclical nature of the homebuilding industry; (vi) prevailing interest rates and the availability of mortgage financing; (vii) pricing policies of our competitors; (viii) the timing of the opening of new residential projects; (ix) weather; and (x) the cost and availability of materials and labor. Our historical financial performance is not necessarily a meaningful indicator of our future results and we expect our financial results to vary from quarter to quarter.

Employees

     At December 31, 2001, the Company employed approximately 866 persons, including sales and marketing personnel, executive, administrative and clerical personnel, construction employees and financial services personnel.

     Although none of the Company's employees are covered by collective bargaining agreements, certain of the subcontractors which the Company engages are represented by labor unions or are subject to collective bargaining agreements. The Company believes that its relations with its employees and subcontractors are good.

Market for Engle Holdings' Common Equity and Related Stockholder Matters

     There is no current trading market for the common stock of Engle. Technical Olympic, Inc. owns all the outstanding common stock of Engle Holdings Corp., which owns all the outstanding common stock of Engle.

     Technical Olympic acquired Engle in November 2000 through a merger with a subsidiary of Technical Olympic's wholly-owned subsidiary, Engle Holdings. As a result , the common stock of Engle ceased to be publicly traded and was therefore delisted from the Nasdaq National Market. Thus, neither Engle Holdings nor Engle Homes is subject to the reporting requirements of the Exchange Act. However, under the terms of two indentures dated February 2,
                                   10
1998 and June 12, 1998, respectively, under which Engle issued certain debt while it was publicly traded, Engle is contractually obligated to file annual and quarterly reports with the SEC while that debt remains outstanding.

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

     Subsequent to a press release on March 6, 2001 regarding the possibility of a merger with Newmark Homes Corp., we were notified of the filing of two class action suits challenging any transaction between us and Newmark as a violation of fiduciary duty. The first case was filed in the District Court, Clark County, Nevada and is entitled: Cause No. A431555; Barry Feldman v. Michael J. Poulos, Yannis Delikanakis, Michael S. Stevens, Constantinos Stengos, Georgios Stengos, Andreas Stengos, James M. Carr, William A. Hasler, Larry D. Horner, Lonnie M. Fedrick, Engle Holdings Corp, and Newmark Homes Corp. The second case was filed in the 80th Judicial District Court of Harris County, Texas and is entitled: Cause No. 2001-14194; and Michael Gormley v. Michael J. Poulos, Yannis Delikanakis, Michael
S. Stevens, Constantinos Stengos, Georgios Stengos, Andreas Stengos, James
M. Carr, William A Hasler, Larry D. Horner, Lonnie M. Fedrick, Engle Holdings Corp. and Newmark Homes Corp.

     The first class action lawsuit filed in Nevada has been stayed indefinitely pending the resolution of the second class action lawsuit filed in Texas. Our obligation to answer the complaint in the second class action lawsuit has been deferred pursuant to an agreement with the plaintiffs. Although these class actions are in their early stages, we believe that the plaintiffs have only a small likelihood of success at trial. We intend to vigorously defend these actions.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the Companys' 2001 fiscal year.
                                   11

                             PART II

Item 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND
            RELATED STOCKHOLDER MATTERS

     As of November 22, 2000, the outstanding shares of Common Stock of Engle ceased trading as a result of the merger of the Company with a subsidiary of Technical Olympic. Since such date, all shares of Common Stock of the Company are beneficially owned by Engle Holdings, a subsidiary of Technical Olympic, and none have traded.

                                       Year Ended
                          -------------------------------------
                          December 31, 2001    October 31, 2000
                          -----------------    ----------------
                           High      Low        High     Low
                          ------   -------     ------    ------
First Quarter              N/A       N/A       $13.63    $10.31
Second Quarter             N/A       N/A       $11.00    $ 9.13
Third Quarter              N/A       N/A       $10.56    $ 9.13
Fourth Quarter             N/A       N/A       $18.94    $ 9.56

     For the fiscal years ended December 31, 2001 and October 31, 2000, the Company declared and paid per share dividends as set forth in the following table:

                                     Cash Dividends
                                -----------------------
                                2001               2000
                                ----               ----
First Quarter                                      $.06
Second Quarter                                     $.06
Third Quarter                                      $.06
Fourth Quarter                                       -


     During the twelve months ended December 31, 2001, the Company made distributions to its parent company of approximately $29.5 million.

     The payment of future cash dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, results of operations, capital requirements, the Company's financial condition, debt covenant restrictions and such other factors as the Board of Directors may consider.

     The indentures for the Company's 9 1/4% Senior Notes due 2008 (the "Senior Notes") contain restrictions on the payment of dividends, dependent,
                                   12
in part, on the Company's net income earned since February 1, 1998. The Company's bank credit agreement also restricts the Company from declaring or paying dividends with certain exceptions.

Item 6.                 SELECTED FINANCIAL DATA

     The income statement data and balance sheet data have been derived from the audited consolidated financial statements of the Company. The following data should be read in conjunction with "ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements, and related notes included in "ITEM 8, Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

     Engle's fiscal year end changed from October 31 to December 31. It is not practicable to restate results for prior years, so the October 31 fiscal year is retained for discussions of results from those years.

                                     SELECTED FINANCIAL DATA
                                           YEARS ENDED
                               (In thousands, except unit amounts)

                         December 31,             October 31,
                         ------------ -----------------------------------
                             2001       2000     1999     1998      1997
                         ------------ -------- -------- -------- --------
                         Successor    Predecessor ---------------------->
Income Statement Data:
Total revenues             $1,006,695 $844,011 $741,940 $536,040 $425,295

Income before income
 taxes                        111,392   57,198   45,645   28,370   21,899
Provision for income
 taxes                         42,068   21,534   17,619   10,922    8,431
Income before
 extraordinary items           69,324   35,664   28,026   17,448   13,468
Extraordinary items                                       (2,612)

Net income               $     69,324 $ 35,664 $ 28,026 $ 14,836 $ 13,468
                         ============ ======== ======== ======== ========

Selected Operating Data
    (unaudited):
Deliveries (in units)           3,893    3,573    3,514    2,605    1,992
Backlog at end of period (a)
    Units                       1,810    2,065    1,860    1,621      869
    Aggregate sales value    $475,700 $497,800 $411,100 $324,000 $174,000




                         SELECTED FINANCIAL DATA-(Continued)

                         December 31,          October 31,
                         ------------ -----------------------------------
                             2001       2000     1999      1998      1997
                         ------------ -------- -------- -------- --------
                         Successor    Predecessor ---------------------->
Balance Sheet Data:
Inventories (b)              $456,303 $409,458 $386,804 $352,620 $230,108

Total assets                  654,848  542,697  514,893  431,428  288,412

Borrowings (c)                254,524  269,463  280,411  230,907  166,593

Total shareholders'
 equity                       259,558  217,691  186,432  161,724   93,180

                                   14

(a) See Item 7-Management's Discussion and Analysis of Financial Condition and Operations-Overview.

(b)        See Note 2 of Notes to the Company's Consolidated Financial
           Statements.

(c) Borrowings exclude consolidated land bank obligations of approximately $30 million at December 31, 2001. These amounts primarily represent liabilities associated with entities that did not meet the accounting criteria to qualify as unconsolidated special purpose entities. As a result, the liabilities and the corresponding assets have been consolidated in Engle's financial statements.

(d) On November 22, 2000, the Company became a wholly-owned subsidiary of Engle Holdings Corp., in turn a wholly-owned subsidiary of Technical Olympic USA, Inc. ("Technical Olympic"), pursuant to a merger agreement dated October 12, 2000. Technical Olympic is a wholly-owned indirect subsidiary of Technical Olympic S.A., a publicly traded Greek corporation. Company stockholders received $19.10 for each share of the Company's common stock at the time of the merger. Following the merger, the common stock of the Company ceased to be publicly traded.
           The Company is not subject to the filing requirements of the Securities Exchange Act of 1934. This Form 10-K is filed pursuant to contractual obligations imposed on the Company by two Indentures dated as of February 2, 1998 and June 12, 1998, respectively, under which the Company is the issuer of certain debt.

           For accounting purposes, the merger was accounted for as of November 22, 2000 using the purchase method of accounting. Accordingly, the consolidated financial statements for periods after that date reflect the push-down of the purchase price allocations made by Technical Olympic to the assets and liabilities of the Company and, therefore, are not comparable to those before the acquisition. The consolidated financial statements for the period from January 1, 2001 through December 31, 2001 and November 22, 2000 through December 31, 2000 are labeled Successor. Statements for the twelve months ended October 31, 2000 and October 31, 1999 and the period from November 1, 2000 though November 21, 2000 are based on the historical accounts of the Company and are labeled Predecessor.















                                   15
Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Statement Concerning Forward-looking Statements

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



     General. The following table sets forth for the years indicated certain items of the Company's Consolidated Financial Statements expressed as a percentage of the Company's total revenues:

                                        Percentage of Total Revenues
                                        For the Twelve Months Ended
                                   ---------------------------------------
                                   December 31,   October 31,  October 31,
                                       2001          2000         1999
                                   ------------   -----------  -----------
Sales of homes                             95.2%         94.1%        95.0%
Sales of land                               1.0           2.9          1.5
Rent and other                               .6            .4           .5
Financial services                          3.2           2.6          3.0
                                   ------------   -----------  -----------
     Total                                 100%          100%         100%
                                   ============   ===========  ===========

Cost of sales-homes                        75.9          78.7         79.9
Cost of sales-land                           .9           2.5          1.4
Selling, general and
 administrative expenses                    9.7           9.4          9.6
Financial services expenses                 1.8           1.8          2.1
Income before income taxes                 11.1           6.8          6.2
Net income                                  6.9           4.2          3.8







                                   16
The following tables set fourth information relating to homes closed, new sales contracts and sales backlog by operating division for the years ended December 31, 2001, October 31, 2000, and October 31, 1999:

                            December 31,         Year Ended October 31,
                           ---------------  --------------------------------
                                  2001            2000              1999
                           ---------------  ---------------  ---------------
Homes Closed               Closed  Percent  Closed  Percent  Closed  Percent
------------               ------  -------  ------  -------  ------  -------
Florida                     1,931    49.6%   1,739    48.7%   1,668    47.5%
Dallas, TX                    369     9.5      368    10.3      282     8.0
Southwest                   1,057    27.1    1,047    29.3    1,111    31.6
Mid-Atlantic                  536    13.8      419    11.7      453    12.9
                           ------  -------  ------  -------  ------  -------
Total                       3,893     100%   3,573     100%   3,514     100%
                           ======  =======  ======  =======  ======  =======


                     Year Ended December 31,    Year Ended October 31,
                     (Dollars in thousands)     (Dollars in thousands)
                           ---------------  --------------------------------
                                  2001            2000              1999
                           ---------------  ---------------  ---------------
                            Sold   Dollars   Sold   Dollars   Sold   Dollars
                           -----   -------  -----   -------  -----  --------
New Sales Contracts
-------------------
Florida                    1,987  $477,700  1,893  $412,800  1,836  $374,400
Dallas, TX                   322    62,800    343    66,100    300    55,900
Southwest                    945   260,100  1,025   261,800  1,100   244,900
Mid-Atlantic                 355   120,400    517   140,500    517   116,500
                           -----  --------  -----  --------  -----  --------
Total                      3,609  $921,000  3,778  $881,200  3,753  $791,700
                           =====  ========  =====  ========  =====  ========



















                                   17

                     Year Ended December 31,     Year Ended October 31,
                     (Dollars in thousands)      (Dollars in thousands)
                           ---------------  --------------------------------
                                  2001            2000              1999
                           ---------------  ---------------  ---------------
                           Homes   Dollars  Homes   Dollars  Homes   Dollars
                           -----   -------  -----   -------  -----   -------
Sales Backlog
-------------
FLorida                    1,273  $326,000  1,220  $282,200  1,066  $228,700
Dallas, TX                   100    19,600    134    26,000    159    30,500
Southwest                    305    82,100    407   106,900    429    99,800
Mid-Atlantic                 132    48,000    304    82,700    206    52,100
                           -----  --------  -----  --------  -----  --------
Total                      1,810  $475,700  2,065  $497,800  1,860  $411,100
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


Results of Operations

Year Ended December 31, 2001 Compared to Year Ended October 31, 2000.

     The Company's revenues from home sales during calendar 2001 increased $163.7 million (or 20.6%) compared to the twelve months ended October 31, 2000. The number of homes delivered by the Company increased 9.0% (to 3,893 from 3,573) and the average selling price of homes delivered increased 10.8% (to $246,000 from $222,000). Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

     Cost of home sales increased approximately $98.9 million (or 14.9%) compared to the twelve months ended October 31, 2000, primarily due to the related increase in home sales revenues. Cost of home sales as a percentage of home sales revenues decreased to 79.7% from 83.7% as a result of the product mix of homes delivered.

     The Company's selling, general and administrative ("S,G&A") expenses increased approximately $16.8 million (or 21.2%) during calendar 2001 as compared to the twelve months ended October 31, 2000. S,G&A expenses as a
                                   18
percentage of total revenues for calendar 2001 was consistent with the twelve months ended October 31, 2000.

     Calendar 2001 income before income taxes increased $54.2 million
(or 94.7%) as compared to the twelve months ended October 31, 2000, primarily due to the increase in revenues from home sales and a decrease in cost of home sales as a percentage of home sales revenue.

For the Period November 1, 2000 Through December 31, 2000.

     The Company's revenues from homes sales during the period November 1, 2000 through December 31, 2000 amounted to $108.7 million. The number of homes delivered amounted to 469 and the average selling price was $232,000.

     Cost of home sales amounted to $89.6 million for the period November 1, 2000 through December 31, 2000. Cost of home sales as a percentage of home sales revenues is 82.4% for the period November 1, 2000 through December
31, 2000.

     Acquisition and merger related charges amounted to $20.1 million for the period November 1, 2000 through December 31, 2000.

     Loss before income taxes amounted to $13 million due to the acquisition and merger related charges of $20.1 million for the period November 1, 2000 through December 31, 2000.

Year Ended October 31, 2000 Compared to Year Ended October 31, 1999.

     The Company's revenues from home sales during fiscal 2000 increased $89.9 million (or 12.8%) compared to fiscal 1999. The number of homes delivered by the Company increased 1.7% (to 3,573 from 3,514) and the average selling price of homes delivered increased 10.5% (to $222,000 from $201,000). Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

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

     The Company's selling, general and administrative ("S,G&A") expenses increased approximately $8.1 million (or 11.4%) during fiscal 2000 as compared to fiscal 1999. S, G & A expenses as a percentage of total revenues was consistent with fiscal 1999.

     Fiscal 2000 income before income taxes increased $11.6 million
(or 25.3%) as compared to fiscal 1999, primarily due to the increase in
                                   19
revenues from home sales and a decrease in cost of home sales as a percentage of home sales revenue.

Liquidity and Capital Resources

     General. The Company's financing needs historically have been provided by cash flows from operations, unsecured bank borrowings and from time to time the public debt and equity markets. At December 31, 2001, Engle had cash and cash equivalents of $92.8 million. Inventories (including land and improvements held for development and residential homes under construction) at December 31, 2001 were $456.3 million, an increase of $12.2 million, or 2.7%, from $444.1 million at December 31, 2000. This increase results from general growth in Engle's business.

    At December 31, 2001, Engle had homebuilding borrowings of approximately $215.8 million outstanding and an aggregate of $57.1 million in letters of credit and performance bonds outstanding. Outstanding homebuilding borrowings at December 31, 2001 consisted of $202 million aggregate principal amount of unsecured borrowings from financial institutions, $13.0 million of the 9 1/4% Senior Notes due 2008 (see below) and $0.9 million aggregate principal amount of other borrowings. The letters of credit and performance bonds are required for certain development activities, deposits on land and lot purchase contract deposits. Deposits for future purchases of land totaled $25.9 million at December 31, 2001. The Company believes that funds generated from operations and expected borrowing availability under the Credit Facility will be sufficient to fund the Company's working capital requirements during fiscal 2002, with the exception of major land acquisitions, if any. For a further description of the Company's borrowings, see Note 4 of the Company's Consolidated Financial Statements.

     In connection with the acquisition of Engle by Technical Olympic on November 22, 2000, Engle entered into a Credit Agreemnet (the "Credit Agreement") with a bank providing for a $100 million term loan and a $275 million revolving credit facility (subject to reduction based upon periodic determinations of a borrowing base). Proceeds from these facilities were used to finance Engle's required repurchase its then outstanding $250 million principal amount of 9 1/4% Senior Notes due 2008 ("Senior Notes") (see below). In addition, the revolving credit facility provides working capital and credit support for the issuance of letters of credit needed from time to time. The term loan and revolving credit facility are scheduled to terminate on November 22, 2002 whereupon all amounts outstanding become due. Engle's previous bank revolving credit facility was repaid and cancelled.
At December 31, 2001, $100 million under the term notes and $102 million under the revolving credit facility were outstanding.

     As a result of the change in control, Engle was required by the indentures governing its Senior Notes to offer to repurchase all of its outstanding Senior Notes at a price of 101% of the principal amount plus accrued and unpaid interest. Upon termination of the offer in January 2001, Engle repurchased approximately $237 million aggregate principal amount of its Senior Notes. The repurchase of these Senior Notes were funded with $100 million term loan under the Credit Agreement and additional advances under Engle's revolving credit facility. Approximately $13 million of the Senior Notes were not tendered and remain outstanding as of December 31, 2001.

     The following table sets forth the maturities of Engle's borrowings:




                                   20
                         Year Ended
                        December 31,         Amount
                       --------------     -------------
                            2002         $ 202,000,000
                            2003               938,000
                            2004                     -
                            2005                     -
                         Thereafter         12,897,000
                                          -------------
                                         $ 215,835,000

The Company anticipates that it will fund the maturities of its debt and required expenditures relating to its developments primarily with cash flow from operations and credit lines. See "Note 4 of Notes to the Company's Consolidated Financial Statements".

     During the twelve months ended December 31, 2001, the Company made distributions to its parent company of approximately $29.5 million.

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

     Debt Service. Scheduled and estimated maturities of the Company's homebuilding borrowings aggregate approximately $202 million during 2002. The Company anticipates that it will fund the maturities of its debt and required expenditures relating to its developments primarily with cash flow from operations and credit lines. See "Note 4 of Notes to the Company's Consolidated Financial Statements."

     Management does not anticipate that PHMC's expansion of its operation will significantly impact liquidity because the mortgages are generally sold within a short period of time after their origination to the Federal National Mortgage Association (FNMA) or other qualified investors.
PHMC has established the capability to retain the servicing of loans, however, during fiscal 2001 in connection with the sale of mortgages all servicing rights were sold.

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

Interest Rates

     The Company's operations are interest rate sensitive. Overall housing demand is adversely affected by increases in interest costs. If mortgage
                                   21
interest rates increase significantly, this may negatively impact the ability of a homebuyer to secure adequate financing. Such results of higher interest rates may result in adversely affecting the Company's revenues, gross margins and net income.

Seasonal Aspects of Operations.

     The homebuilding industry generally is seasonal, as there are more sales in the spring and summer months when the weather is good, resulting in more home closings in the fall. We operate primarily in the Southwest and Southeast, where weather conditions are more suitable to a year-round construction process than in other parts of the country. The seasonality of school terms also affects our operations, but this seasonality is somewhat reduced by the fact that many of our buyers no longer have children in school.

     Our revenues may fluctuate from quarter to quarter as a result of a number of factors, including (i) the timing and price mix of home closings;
(ii) our ability to continue to acquire land and options on acceptable terms; (iii) the timing of receipt of regulatory approvals for the construction of homes; (iv) the condition of the real estate market and economic conditions generally; (v) the cyclical nature of the homebuilding industry; (vi) prevailing interest rates and the availability of mortgage financing; (vii) pricing policies of our competitors; (viii) the timing of the opening of new residential projects; (ix) weather; (x) the cost and availability of materials and labor. Our historical financial performance is not necessarily a meaningful indicator of our future results and we expect our financial results to vary from quarter to quarter.

Critical Accounting Policies

     In the preparation of its financial statements, the Company applies accounting principles generally accepted in the United States. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results.

     As discussed in Note 1 to the Company's consolidated financial statements, housing and other real estate sales are recognized when title passes to the buyer and certain other conditions are met. As a result, the Company's revenue recognition process does not involve significant judgements or estimations. However, the Company does rely on certain estimates to determine the related construction and land costs and resulting gross margins associated with revenues recognized. The Company's construction and land costs are comprised of direct and allocated costs, including estimated costs for future warranties and amenities. Land, land improvements and other common costs are generally allocated on a relative fair value basis to units within a parcel or subdivision. Land and land development costs generally inclulde related interest and property taxes incurred until development is substantially completed.

     As discussed in Note 2 to the consolidated financial statements, the Company has entered into option agreements with third parties to acquire developed lots. Under these option arrangements, the Company has placed nonrefundable deposits, which provide the Company the right to acquire the lots from time to time subject to the terms and conditions of such agreements. Although the Company does not have legal title to the assets of these third parties and have not guaranteed the liabilities, the Company does exercise certain rights of ownership over the entities assets. As a result, the Company has included their assets and corresponding liabilities in the consolidated statement of financial condition.
                                   22

     As discussed in Note 7 to the consolidated financial statements, the Company is involved in litigation incidental to its business, the disposition of which is expected to have no material effect on the Company's financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company's assumptions related to these proceedings. The Company accrues its best estimate of the probable cost for the resolution of legal claims. Such estimates are developed in consultation with outside counsel handling these matters and are based upon a combination of litigation and settlement strategies. To the extent additional information arises or the Company's strategies change, it is possible that the Company's best estimate of its probable liability in these matters may change.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standard 141 (Statement 141), Business Combinations, and Statement of Financial Accounting Standards 142 (Statement
142), Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Statement 142 will be effective for the Company's fiscal year 2002 and is immediately effective for goodwill and intangible assets acquired after June 30, 2001. Management is in the process of evaluating the effect these standards will have on its financial statements.

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






















                                   23
Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk primarily related to potential adverse changes in interest rates. The Company's exposure to market risks is changes to interest rates related to the Company's variable rate loans. The interest rates relative to the Company's variable rate loans fluctuate with the prime and LIBOR lending rates, both upwards and downwards. From time to time, the Company may enter into interest rate hedging arrangements in order to minimize its exposure to changes in interest rates. At February 19, 2002, the Company has not entered into any such hedging arrangements. The Company does not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

     PHMC, the Company's mortgage subsidiary, orignates residential mortgage loans and sells them in the residential mortgage market. During fiscal 2001, PHMC sold approximately $489 million in mortgage loans (including servicing rights). The Company minimizes the market risk and impact of changing mortgage interest rates by selling loans within a short period of time after origination or through other means of contractual protection. Although these mortgage loan portfolios are subject to interest rate risks, the Company does not believe that its mortgage business is subject to risk of losses resulting from changes in the home mortgage markets that could materially impact the Company.






































                                   24
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               Page
                                                               ----

Reports of Independent Certified Public Accountants              26

Consolidated Balance Sheets
  as of December 31, 2001 and December 31, 2000                  28

Consolidated Statements of Income
  For the Twelve Months Ended December 31, 2001, the
  Period From November 22, 2000 through December 31,
  2000, the Period From November 1, 2000 through
  November 21, 2000, the Twelve Months Ended October 31,
  2000, and the Twelve Months Ended October 31, 1999             30

Consolidated Statements of Shareholder's Equity
  For the Twelve Months Ended December 31, 2001, the
  Period From November 22, 2000 through December 31,
  2000, the Period From November 1, 2000 through
  November 21, 2000, the Twelve Months Ended October 31,
  2000, and the Twelve Months Ended October 31, 1999             31

Consolidated Statements of Cash Flows
  For the Twelve Months Ended December 31, 2001, the
  Period From November 22, 2000 through December 31,
  2000, the Period From November 1, 2000 through
  November 21, 2000, the Twelve Months Ended October 31,
  2000, and the Twelve Months Ended October 31, 1999             33

Notes to Consolidated Financial Statements                       35




























                                   25
              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Stockholder
Engle Homes, Inc.

We have audited the accompanying consolidated balance sheet of Engle Homes, Inc., and subsidiaries as of December 31, 2001 and the related consolidated statements of income, stockholder's equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Engle Homes, Inc. and subsidiaries at December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



Miami, Florida                               ERNST & YOUNG LLP
January 18, 2002


























                                   26
              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholder
Engle Homes, Inc.


We have audited the accompanying consolidated balance sheet of Engle Homes, Inc., and subsidiaries as of December 31, 2000 and the related consolidated statements of income, shareholder's equity and cash flows for the periods from November 22, 2000 to December 31, 2000 and November 1, 2000 to November 21, 2000, and for the fiscal years ended October 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Engle Homes, Inc. and subsidiaries at December 31, 2000, and the results of their operations and their cash flows for the periods from November 22, 2000 to December 31, 2000 and November 1, 2000 to November 21, 2000, and for the fiscal years ended October 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.



Miami, Florida                               BDO SEIDMAN, LLP
February 27, 2001






















                                   27

                      ENGLE HOMES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                                   December 31,
                                               --------------------
                                                 2001        2000
                                               --------    --------
                     ASSETS
HOMEBUILDING:
CASH AND CASH EQUIVALENTS
  Unrestricted                                 $ 57,487    $ 15,460
  Restricted                                      7,738       3,841
INVENTORIES                                     456,303     444,070
PROPERTY AND EQUIPMENT, net                       5,474       5,330
OTHER ASSETS                                     27,126      21,549
GOODWILL, net of accumulated
amortization of $953 and $105, respectively      14,788      15,128
DEFERRED TAX ASSET                                4,169       9,557
                                               --------    --------
                                                573,085     514,935
                                               --------    --------
FINANCIAL SERVICES:
CASH AND CASH EQUIVALENTS
  Unrestricted                                    7,930       2,618
  Restricted                                     19,605       6,364
MORTGAGE LOANS HELD FOR SALE                     50,933      14,406
OTHER ASSETS                                      3,295       1,240
                                               --------    --------
                                                 81,763      24,628
                                               --------    --------
   TOTAL ASSETS                                $654,848    $539,563
                                               ========    ========
             LIABILITIES
HOMEBUILDING:
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES       $ 34,226    $ 27,293
CUSTOMER DEPOSITS                                21,994      21,817
CONSOLIDATED LAND BANK OBLIGATION                30,022
BORROWINGS                                      202,938     217,532
SENIOR NOTES PAYABLE                             12,897      38,065
                                               --------    --------
                                                302,077     304,707
                                               --------    --------

FINANCIAL SERVICES:
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES         18,828       6,035
FINANCIAL SERVICE BORROWINGS                     38,689       9,071
                                               --------    --------
                                                 57,517      15,106
                                               --------    --------
   TOTAL LIABILITIES                           $359,594    $319,813
                                               --------    --------


MINORITY INTEREST                                35,696


                                   28
             SHAREHOLDER'S EQUITY

COMMON STOCK, $.01 par, 1,000 shares
authorized and 100 shares issued
and outstanding
ADDITIONAL PAID-IN CAPITAL                      215,709     215,709
RETAINED EARNINGS                                43,849       4,041
                                               --------    --------
   TOTAL SHAREHOLDER'S EQUITY                   259,558     219,750
                                               --------    --------

                                               $654,848    $539,563
                                               ========    ========

          See accompanying notes to consolidated financial statements










































                                   29

                     ENGLE HOMES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                             (in thousands)
                                Period From  Period From
                                November 22, November 1,
                                   2000         2000          Years Ended
                   Year Ended     Through      Through        October 31,
                   December 31, December 31, November 21,  -----------------
                      2001         2000         2000         2000     1999
                   ------------ ------------ ------------  -------- --------
                    Successor    Successor   Predecessor      Predecessor
HOMEBUILDING:
REVENUES
Sales of homes     $    958,125 $     82,999 $     25,768  $794,445 $704,563
Sales of land            10,499        1,374          360    24,053   11,236
Rent and other            5,412          351          400     3,383    3,450
                      ---------    ---------   ----------  -------- --------
                        974,036       84,724       26,528   821,881  719,249
                      ---------    ---------   ----------  -------- --------
COSTS AND EXPENSES
Cost of sales-homes     763,708       68,189       21,385   664,818  593,046
Cost of sales-land        9,639        1,326          268    21,405   10,659
Selling, general
 and administrative      95,947        8,247        4,726    79,158   71,079
Acquisition and
 merger related
 charges                  1,864                    20,118
Depreciation and
 amortization             6,457          721          330     6,108    5,604
                      ---------     --------     --------  -------- --------
                        877,615       78,483       46,827   771,489  680,388
                      ---------     --------     --------  -------- --------
Homebuilding pretax
 income (loss)           96,421        6,241      (20,299)   50,392   38,861
                      ---------     --------     --------  -------- --------

Financial Services:
Revenue                  32,659        2,562        1,078    22,130   22,691
Expenses                 17,688        1,635          961    15,324   15,907
                      ---------     --------     --------  -------- --------
Financial services
 pretax income           14,971          927          117     6,806    6,784
                      ---------     --------     --------  -------- --------

INCOME (LOSS) BEFORE
 INCOME TAXES (BENEFIT) 111,392        7,168      (20,182)   57,198   45,645
 Provision (benefit)
 for income taxes        42,068        2,764       (5,949)   21,534   17,619
                      ---------     --------     --------  -------- --------
NET INCOME (LOSS)     $  69,324     $  4,404     $(14,233) $ 35,664 $ 28,026
                      =========     ========     ========  ======== ========

          See accompanying notes to consolidated financial statements

                      ENGLE HOMES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                     (in thousands, except number of shares)
                                Common Stock   Additional
                             -----------------  Paid-In    Retained
                              Shares    Amount   Capital   Earnings  Total
                             ---------- ------  --------  --------- -------
Predecessor Company:
Amounts at October 31, 1998  11,169,000   $112  $103,134   $58,478 $161,724

 Net Income                                                 28,026   28,026
 Dividends to shareholders                                  (2,242)  (2,242)

 Common stock issued in
  connection with employee
  stock bonus plan               69,000              882                882

 Common stock issued in
  connection with exercise
  of stock options               10,000               96                 96

 Common stock purchased in
  connection with Company's
  share repurchase plan        (200,000)    (2)   (2,052)            (2,054)
                             ----------   ----   -------- -------- --------
Amounts at October 31, 1999  11,048,000   $110   $102,060  $84,262 $186,432

 Net Income                                                 35,664   35,664
 Dividends to shareholders                                  (2,641)  (2,641)

 Common stock issued in
  connection with employee
  stock bonus plan              127,000      1     1,222              1,223

 Common stock issued in
  connection with exercise
  of stock options                5,000      1        55                 56

 Common stock purchased in
  connection with Company's
  share repurchase plan        (308,000)    (3)   (3,040)            (3,043)
                             ----------   ----   -------- -------- --------
Amounts at October 31, 2000  10,872,000   $109   $100,297 $117,285 $217,691

  Net loss for the
  period November 1,
  2000 through
  November 21, 2000                                        (14,233) (14,233)

  Cancellation of
  Company's shares as
  a result of merger        (10,872,000)  (109)  (100,297)(103,052)(203,458)
                             ----------   ----   -------- -------- --------
Amounts at
  November 21, 2000                   0   $  0   $      0 $      0 $      0
                             ==========   ====   ======== ======== ========
Successor Company:
                                   31
  Conversion of Helios
  Acquisition Corporation
  stock to Company
  stock under Merger                100     -     215,709           215,709

  Net income for the
  period November 22,
  2000 through
  December 31, 2000                                          4,404    4,404

  Net Distributions
  to Parent                                                   (363)    (363)
                             ----------   ----   -------- -------- --------
Amounts at
December 31, 2000                   100     -    $215,709 $  4,041 $219,750

  Net income                                                69,324   69,324

  Net Distributions
  to Parent                                                (29,516) (29,516)
                             ----------   ----   -------- -------- --------
Amounts at
December 31, 2001                   100     -    $215,709 $ 43,849 $259,558
                             ==========   ====   ======== ======== ========

       See accompanying notes to consolidated financial statements

                           ENGLE HOMES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                Period From  Period From
                                November 22, November 1,
                                   2000         2000         Years Ended
                   Year Ended     Through      Through       October 31,
                   December 31, December 31, November 21, -----------------
                      2001         2000         2000        2000     1999
                   ------------ ------------ ------------ -------- --------
                    Successor    Successor   Predecessor     Predecessor
CASH FLOWS FROM
 OPERATING
 ACTIVITIES
 Net income (loss) $     69,324 $      4,404 $    (14,233) $35,664  $28,026
 Adjustments to
   reconcile net
   income (loss)
   to net cash
   provided
   (required) by
   operating
 activities:
 Depreciation and
   amortization           6,457          721          330    6,108    5,604
 Impairment loss            530          161                 3,979    2,690
 Deferred tax
   provision
   (benefit)              5,388        2,764       (5,949)  (1,692)    (226)
 Employee stock
   compensation                                              1,223      882
 Other                     (516)
Changes in assets
 and liabilities:
 (Increase) decrease in
  restricted cash       (17,138)        (494)           4   (1,622)  (1,018)
 (Increase) in
  inventories           (12,763)      (3,124)     (29,314) (26,633) (36,874)
 (Increase) in
  other assets           (9,367)      (3,525)         (61)  (1,688)  (2,699)
 (Increase) decrease
  in mortgages held
  for sale              (36,527)      (6,062)      14,027    4,951   (1,553)
 Increase (decrease)
  in accounts
  payable and
  accrued expenses       19,726      (17,426)      16,513    2,843    5,201
 Increase (decrease)
  in customer
  deposits                  177          (62)         950    4,650    4,052
                        --------     --------      ------- -------- --------
 Net cash provided
 (required) by
  operating activities   25,291      (22,643)     (17,733)  27,783    4,085
                       --------     --------      ------- -------- --------

                                   33
CASH FLOWS FROM
 INVESTING ACTIVITIES
Acquisition of
  property and
  equipment              (4,009)         (32)        (521)  (3,829)  (6,176)
                       --------     --------      ------- -------- --------
Net cash (required)
  by investing
  activities             (4,009)         (32)        (521)  (3,829)  (6,176)
                       --------     --------      ------- -------- --------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Proceeds from
  borrowings             27,001      215,000                         22,000
Repayment of borrowings (66,764)    (214,925)         (21)  (2,249) (72,399)
Proceeds from issuance
  of senior debt                                                     96,587
Repurchase of common
  stock                                                     (3,043)  (2,054)
Distributions to
  shareholders                                              (2,641)  (2,242)
Distributions to
  parent                (29,516)        (363)
Proceeds from exercise
  of stock options                                              56       96
Decrease (increase)
  in financial
  service borrowings     29,618        5,585      (14,371)  (8,919)   1,006
Increase in minority
  interest               35,696
Increase in
  consolidated land
  bank obligation        30,022
                       --------     --------     -------- -------- --------
Net cash provided
  (required) by
  financing activities   26,057        5,297      (14,392) (16,796)  42,994
                       --------     --------     -------- -------- --------
NET INCREASE
  (DECREASE) IN
  CASH                   47,339      (17,378)     (32,646)   7,158   40,903
CASH AND CASH
  EQUIVALENTS
  AT BEGINNING
  OF PERIOD              18,078       35,456       68,102   60,944   20,041
                       --------     --------     -------- -------- --------
CASH AND CASH
  EQUIVALENTS
  AT END
  OF PERIOD            $ 65,417     $ 18,078     $ 35,456 $ 68,102 $ 60,944
                       ========     ========     ======== ======== ========

             See accompanying notes to consolidated financial statements




                                   34
                      ENGLE HOMES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Business:

     Engle Homes, Inc. and subsidiaries ("the Company") is engaged principally in the construction and sale of residential homes and land development. The Company operates throughout Florida with divisions in Broward County; Palm Beach and Martin Counties; Orlando; Fort Myers; and Naples. The Company also has divisions operating outside Florida including Dallas, Texas; Denver, Colorado; Virginia; and Phoenix, Arizona. Ancillary products and services to its residential home building include land sales to other builders, origination and sale of mortgage loans and title services. The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation:

     On November 22, 2000, the Company became a wholly-owned subsidiary of Technical Olympic Inc., formerly known as Technical Olympic USA., Inc. ("Technical Olympic"), pursuant to a merger agreement dated October 12, 2000. Technical Olympic is a wholly-owned subsidiary of Technical Olympic
(UK) PLC that is a wholly-owned subsidiary of Technical Olympic S.A., a publicly traded Greek corporation. Company stockholders received $19.10 for each share of the Company's common stock at the time of the merger. Following the merger, the common stock of the Company ceased to be publicly traded.

     For accounting purposes, the merger is being accounted for as of November 22, 2000 using the purchase method. Accordingly, the consolidated financial statements for periods after that date reflect the push-down of the purchase price allocations made by Technical Olympic to the assets and liabilities of the Company.

     Total consideration for the acquisition approximated $542 million, including $326 million of assumed liabilities and $216 million in cash paid. The "push down" basis of accounting resulted in the Company allocating approximately $527 million to inventories and other identifiable assets and $15 million to goodwill.

     As a result of the change in control of the Company, the Company was required by the indentures governing its Senior Notes to offer to repurchase all of its outstanding Senior Notes at a price of 101% of the principal plus accrued interest. Upon termination of the offer in January 2001, the Company repurchased approximately $237 million of $250 million of its Senior Notes. Approximately $13 million of the Senior Notes were not tendered and remain outstanding as of December 31, 2001.

     Acquisition related charges amounting to $20.1 million are included in the results of operations in the period from November 1, 2000 through November 21, 2000.

     There is no disclosure of earnings per share since the Company has no registered trading capital stock.




                                   35
Preparation of Financial Statements:

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

Reclassifications:

     Certain reclassifications have been made to conform the prior periods' amounts to the current year's presentation.

Segment Reporting:

     Effective October 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information. Under the provisions of SFAS 131, our operating segments consist of homebuilding and financial services. These two segments are segregated in the accompanying consolidated financial statements under "Homebuilding" and "Financial Services", respectively.

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

Cash and Cash Equivalents:

     Unrestricted cash includes amounts in transit from title companies for home closings and highly liquid investments with an initial maturity of three months or less.

     Restricted cash consists of amounts held in escrow as required by purchase contracts or by law for escrow deposits held by our title company and compensating balances for various open letters of credit.


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

     Interest, real estate taxes and certain development costs are capitalized to land and construction costs during the development and construction period and are amortized to costs of sales as closings occur.
                                   36
Property and Equipment, Depreciation and Amortization:

     Property and equipment are stated at cost. Depreciation and amortization are provided over the assets' estimated useful lives ranging from 18 months to 30 years, primarily on the straight-line method. Loan costs are deferred and amortized over the term of the outstanding borrowings.


Goodwill:

     The Company has classified the excess of cost over the fair value of the net assets of companies acquired in purchase transactions as goodwill. Goodwill is being amortized on a straight-line method over 20 years. Amortization charged to operations amounted to $856,531, $104,992, $20,373, $349,236 and $343,871 for the year ended December 31, 2001, the period from November 22, 2000 through December 31, 2000, the period from November 1, 2000 through November 21, 2000, and the fiscal years ended October 31, 2000, and October 31, 1999, respectively.


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

Selling and Marketing:

     Selling and marketing costs are expensed as incurred. Selling and marketing costs included in selling, marketing, and general and administrative expenses in the accompanying consolidated statement of income amount to approximately $63,400,000, $5,700,000, $2,300,000, $53,300,000,
and $50,600,000 for the year ended December 31, 2001, the period from November 22, 2000 through December 31, 2000, the period from November 1, 2000 through November 21, 2000, and the fiscal years ended October 31, 2000, and October 31, 1999, respectively.

Income Taxes:

     As a result of the merger as described in Note 1, the Company filed consolidated income tax returns with Technical Olympic beginning November 22, 2000. For the periods ended December 31, 2001, and 2000, income taxes are allocated to the Company based upon a "stand alone" computation in the accompanying consolidated statement of income.

Financial Instruments:

     The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate, and unless otherwise disclosed, the fair values of financial instruments approximate their recorded values.

Stock Based Compensation:

     The Company recognizes compensation expense for its stock option incentive plans using the intrinsic value method of accounting. Under the terms of the intrinsic value method, compensation cost is the excess, if
                                   37
any, of the quoted market price of the stock at the grant date, or other measurement date, over the amount an employee must pay to acquire the stock.

New Accounting Pronouncements:

     In June 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standard 141 (Statement 141), Business Combinations, and Statement of Financial Accounting Standards 142 (Statement
142), Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Statement 142 will be effective for the Company's fiscal year 2002 and is immediately effective for goodwill and intangible assets acquired after June 30, 2001. Management is in the process of evaluating the effect these standards will have on its financial statements.

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


NOTE 2-INVENTORIES

Inventories consist of  (dollars in thousands):
                                                        December 31,
                                                    --------------------
                                                      2001        2000
                                                    --------    --------
Land and improvements held for
 development                                        $302,630    $301,426
Residential homes under construction                 153,673     142,644
                                                    --------    --------
                                                    $456,303    $444,070
                                                    ========    ========















                                   38

Included in inventory is the following (dollars in thousands):

                                Period From  Period From
                                November 22, November 1,
                     For the       2000         2000       For the year
                     Year ended   Through      Through     ended October 31,
                     December   December 31, November 21,  -------  -------
                     31, 2001      2000         2000         2000     1999
                     ---------- ------------ ------------  -------  -------
Interest capitalized,
 beginning of period $   23,019 $     22,296 $     21,684  $19,205  $16,326
Interest incurred
 and capitalized         18,294        3,169        1,451   24,185   22,098
Amortized to cost of
 sales - homes          (27,664)      (2,352)        (832) (19,746) (18,625)
Amortized to cost of
 sales - land              (808)         (94)          (7)  (1,960)    (594)
Reduction of
 capitalized
 interest -
 transferred to
 land bank               (3,407)
                     ---------- ------------ ------------  -------  -------
Interest capitalized,
 end of period       $    9,434 $     23,019 $     22,296  $21,684  $19,205
                     ========== ============ ============  =======  =======

Included in cost of sales - homes during the year ended December 31, 2001, the period from November 1, 2000 through December 31, 2000, and the fiscal years ended October 31, 2000, and October 31, 1999, are impairment losses of approximately $530,000, $161,000, $3,979,000 and $2,690,000, respectively, to reduce certain projects under development to fair value.

     During 2001, the Company sold to an investment limited liability company ("Investment Company") certain undeveloped real estate tracts. The Investment Company is owned by several of the current and former executive officers of the Company, including without limitation related trusts of management. As of December 31, 2001, the remaining value of lots that can be acquired by the Company approximates $43 million. The Company has placed deposits, entered into a number of agreements, including option contracts and construction contracts with the Investment Company, to develop and buy back fully developed lots from time to time subject to the terms and conditions of such agreements. Additionally, under these agreements, the Company can cancel these agreements to purchase the land by forfeiture of the Company's deposit. The Company believes that the terms of the purchase contract and the terms of the related option and development contracts were comparable to those available from unaffiliated parties.

     Although Engle does not have legal title to the assets of the Investment Company and has not guaranteed the liabilities of the Investment Company, Engle does exercise certain rights of ownership over the Investment Company assets. Consequently, the assets and associated liabilities of the Investment Company have been recorded in the accompanying Consolidated Balance Sheet as of December 31, 2001. Minority interest in consolidated subsidiaries, represents the equity provided by members of management.

                                   39
     During 2001, the Company entered into option arrangements with independent third parties to acquire developed lots. Under these option arrangements, the Company placed deposits, which provide the right to acquire developed lots at market prices. Additionally, under these arrangements, the Company can cancel these arrangements to purchase the land by forfeiture of the deposit.

     Although the Company does not have legal title to the assets of these independent third parties and have not guaranteed the liabilities, the Company does exercise certain rights of ownership over the entity's assets. Consequently, the assets and associated liabilities of these entities have been recorded in the accompanying consolidated statement of financial condition as of December 31, 2001.

     As a result of the above transaction, the Company has included on its consolidated statement of financial condition inventory and land deposits of approximately $66 million, minority interest of approximately $36 million, which represents the equity of investors, and consolidated land bank obligation of approximately $30 million. These obligations are at market interest rates and are repaid on lot closings with a final maturity through 2004.

NOTE 3 - FINANCIAL SERVICES

     Financial service revenue and expenses consist of the following (dollars in thousands):

                                Period From  Period From
                                November 22, November 1,
                                   2000         2000         Years Ended
                   Year Ended     Through      Through       October 31,
                   December 31, December 31, November 21, -----------------
                      2001         2000         2000        2000     1999
                   ------------ ------------ ------------ -------- --------
                    Successor    Successor   Predecessor     Predecessor
Revenue:
 Mortgage Services $     16,400  $     1,265  $        432 $ 10,277 $  9,745
 Title Services          16,259        1,297           646   11,853   12,946
                   ------------  -----------  ------------ -------- --------
Total Financial
 Service Revenue         32,659        2,562         1,078   22,130   22,691
                   ------------  -----------  ------------ -------- --------
Expenses:
 Mortgage Services        6,800          545           378    5,635    5,517
 Title Services          10,888        1,090           583    9,689   10,390
                   ------------  -----------  ------------ -------- --------
Total Financial
 Service Expense         17,688        1,635           961   15,324   15,907
                   ------------  -----------  ------------ -------- --------
Total Financial
 Service Income
 Before Income
 Taxes             $     14,971  $       927  $        117 $  6,806 $  6,784
                      =========  ===========  ============ ======== ========

Intercompany charges have been eliminated.

                                   40
     In order to fund the origination of residential mortgage loans, the Company entered into a $40 million revolving warehouse line of credit (including a purchase agreement) whereby funded mortgage loans are pledged as collateral. The line of credit bears interest at the Federal Funds rate plus 1.375% (2.895% at December 31, 2001).

     The line of credit includes restrictions including maintenance of certain financial covenants. The Company is required to fund 2% of all mortgages originated and to sell all funded mortgages within 90 days. The warehouse line of credit expires July 5, 2002. As of December 31, 2001, the Company was committed to selling its entire portfolio of mortgage loans held for sale.



NOTE 4 - BORROWINGS (dollars in thousands)
     Borrowings consist of:
                                                        December 31,
                                                    ---------------------
                                                     2001         2000
                                                    --------     --------
Unsecured borrowings from banks                     $202,000     $215,000
Senior Notes due 2008, at 9.25%                       12,897       38,065
Other                                                    938        2,532
                                                    --------     --------
                                                    $215,835     $255,597
                                                    ========     ========

     In connection with the acquisition of the Company by Technical Olympic on November 22, 2000, the Company entered into a Credit Agreement (the "Credit Agreement") with a bank providing for a $100 million term loan commitment and a $275 million revolving credit facility (subject to reduction based upon periodic determinations of a borrowing base). Proceeds from these facilities provide working capital and financed the required repurchase offer made to holders of the Company's then outstanding $250 million principal amount of 9 1/4% Senior Notes due 2008 ("Senior Notes"). The term loan and revolving credit facility terminate on November 22, 2002 whereupon all amounts outstanding become due. The revolving credit facility also provides credit support for the issuance of letters of credit needed from time to time in the Company's business. The Company's previous bank revolving credit facility was repaid and cancelled. The terms of the Credit Agreement contain restrictive covenants which require the Company, among other things, to maintain a minimum tangible net worth and maintain certain financial ratios.

     As a result of the change in control of the Company, the Company was required by the indentures governing its Senior Notes to offer to repurchase all of its outstanding Senior Notes at a price of 101% of the principal plus accrued interest. Upon termination of the offer in January 2001, the Company repurchased approximately $237 million of its Senior Notes. Funds to repurchase these Senior Notes were provided from the issuance of the $100 million term loan under the Credit Agreement and additional advances under the Company's revolving credit facility. Approximately $13 million of the Senior Notes were not tendered and remain outstanding as of December 31, 2001.



                                   41
     Maturities of borrowings are as follows:

                  Year Ended December 31,
                       2001
                       2002                      202,000
                       2003                          938
                       2004
                       2005
                 Thereafter                       12,897
                                                --------
                                                $215,835
                                                ========

     The carrying amount of the Company's borrowings approximates fair value as of December 31, 2001 due to their fluctuating interest rates based on the prime rate or LIBOR.

NOTE 5 - STOCK BASED COMPENSATION

     There are no common stock options outstanding at December 31, 2001 and December 31, 2000. During the year ended October 31, 2000, 4,900 common stock options were exercised at an average exercise price of $11.50. Additionally, 20,000 common stock options were forfeited. As a result of the change of control in November 2000 (see Note 1), all of the outstanding common stock options (965,000) were bought out by the Company.

     Under the Company's former Performance Bonus Plan established in 1997, the Company issued 127,000 and 69,000 shares of common stock valued at approximately $1,223,000 and $882,000 during the fiscal years ended October 31, 2000, and 1999, respectively. No shares under the Plan were issued during 2001 and the period ended from November 1, 2000, through December 31, 2000.

     At October 31, 2000, the Company had a fixed stock option plan which is described below. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the Plan. Under APB Opinion 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Under the 1991 Stock Option Plan ("the Plan"), as amended, options were authorized to be granted to purchase 1,000,000 common shares of the Company's stock at not less than the fair market value at the date of the grant. Options expire ten years from the date of grant, and typically vest evenly over a five year period.

     SFAS Statement No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost associated with options granted under the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS Statement No
123. During the year ended October 31, 1999, the Company granted 10,000 options to purchase shares of the Company's common stock at $12.75 and 110,000 options at $10.88, the closing prices on the date of each grant. There were no options granted subsequent to fiscal year October 31, 1999. The Company's pro forma net income and income per share under the accounting provisions of SFAS Statement No. 123 did not materially differ from the reported amounts and are presented below.

                                   42
Year ended October 31,
                                              2000         1999
                                            -------      -------
  Net income, as reported                   $35,664      $28,026
  Estimated stock compensation costs           (497)        (512)
                                            -------      -------
  Pro forma net income                      $35,167      $27,514
                                            =======      =======

The Black-Scholes method was used to compute the pro forma amounts presented above, utilizing the weighted average assumptions summarized below. The weighted average fair value of options granted was $4.76 for the year ended
October 31, 1999.

                                                           1999
                                                         -------
  Risk-free interest rate                                  5.15%
  Volatility %                                            45.83%
  Expected life (in years)                                7 years
  Dividend yield rate                                      2.00%

     A summary of the status of the Plan and changes are presented below:
                        Period from
                     November 1, 2000
                          Through          Year Ended        Year Ended
                     November 21, 2000  October 31, 2000  October 31, 1999
                     -----------------  ----------------  ----------------
                              Weighted          Weighted          Weighted
                               Average           Average           Average
                              Exercise          Exercise          Exercise
                     Shares      Price  Shares     Price  Shares     Price
                     -------    ------  -------   ------  -------   ------
Outstanding at
 beginning of year   965,100    $11.70  990,000   $11.74  895,200   $11.81
Granted                                                   120,000    11.04
Exercised                                (4,900)   11.50  (10,200)    9.49
Repurchased         (965,100)    11.70
Forfeited                               (20,000)   13.75  (15,000)   11.68
                     -------    ------  -------   ------  -------   ------
Outstanding at
 end of year               0    $    0  965,100   $11.70  990,000   $11.74
                     =======    ======  =======   ======  =======   ======
Options exercisable
 at year-end               0    $    0  709,100   $11.31  610,400   $11.24
                     =======    ======  =======   ======  =======   ======
Weighted average
 fair value of
 options granted
 during the year                                                    $ 4.76
                                                                    ======





                                   43
NOTE 6 - INCOME TAXES

     The income tax provision in the consolidated statements of income consists of the following components (dollars in thousands):
                           Period From   Period From
                           November 22,  November 1,
              For the         2000          2000          For the Years
              Year ended     Through       Through      Ended October 31,
              December 31, December 31,  November 21,  --------------------
              2001            2000          2000        2000         1999
              ------------ ------------  ------------  -------      -------
Current:
    Federal   $     37,030 $             $             $21,252      $15,287
    State            3,951                               1,974        2,558
              ------------ ------------  ------------  -------      -------
                    40,981            0             0   23,226       17,845
              ------------ ------------  ------------  -------      -------
 Deferred:
    Federal            877        2,449        (5,389)  (1,994)        (194)
    State              210          315          (560)     302          (32)
              ------------ ------------  ------------  -------      -------
                     1,087        2,764        (5,949)  (1,692)        (226)
              ------------ ------------  ------------  -------      -------
    Total     $     42,068 $      2,764  $     (5,949) $21,534      $17,619
              ============ ============  ============  =======      =======

     The provision for income taxes was different from the amount computed by applying the statutory rate due to the effect of state income taxes, except for the period for November 1, 2000 through November 21, 2000, which included merger related expenses not deductable for tax purposes.

  Temporary differences which gave rise to deferred income tax assets and liabilities at December 31, 2001 and December 31, 2000 are as follows
(dollars in thousands):
                                        December 31,   December 31,
                                           2001           2000
                                       ------------   ------------
Deferred tax
liabilities:
  Differences in reporting
   selling and marketing costs
   for tax purposes                    $       (744)  $     (1,096)
  Other                                        (120)          (572)
                                       ------------   ------------
Gross deferred tax liabilities                 (864)        (1,668)

Deferred tax assets:
  Inventory                                   4,745          5,771
  Property and equipment                        250            468
  Income recognized for tax
   purposes and deferred for
   financial reporting purposes                  38            107
  Net operating loss for tax
   purposes                                                  4,879
                                       ------------   ------------
                                   44
Gross deferred tax assets                     5,033         11,225
                                       ------------   ------------
Net deferred
tax asset                              $      4,169   $      9,557
                                       ============   ============

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     The Company is subject to the normal obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of its business. The Company is committed under various letters of credit and performance bonds which are required for certain development activities, deposits on land and lot purchase contract deposits. Deposits for future purchases of land totaled approximately $25.6 million at December 31, 2001. Outstanding letters of credit and performance bonds under these arrangements totaled approximately $57.1 million at December 31, 2001.

     The Company and its subsidiaries occupy certain facilities, including the Company's headquarters in Boca Raton, Florida, under lease arrangements. Rent expense, net of sublease income, amounted to approximately $2,200,000, $269,000, $127,000, $2,000,000, and $1,900,000, for the year ended December
31, 2001, the period from November 22, 2000 through December 31, 2000, the period from November 1, 2000 through November 21, 2000, and the fiscal years ended October 31, 2000, and 1999, respectively. Sublease income is derived primarily from tenants occupying space under month-to-month and annual leases. Future minimum rental commitments for operating leases with non-cancelable terms in excess of one year are as follows:

                        2002       $2,410,000
                        2003        2,000,000
                        2004        1,674,000
                        2005        1,246,000
                        2006          906,000
                        2007          253,000
                        2008          242,000
                        2009          242,000

     The Company has a defined contribution plan established pursuant to
Section 401(k) of the Internal Revenue Code. Employees contribute to the plan a percentage of their salaries, subject to certain dollar limitations, and the Company matches a portion of the employees' contributions. The Company's contribution to the plan for the year ended December 31, 2001, the period from November 22, 2000 through December 31, 2000, the period from November 1, 2000 through November 21, 2000, and the fiscal years ended October 31, 2000, and 1999, amounted to $615,000, $65,000, $24,000,
$429,000, and $181,000, respectively. Concurrently with the signing of the merger agreement with Technical Olympic, the Company entered into employment contracts with certain executive officers. The agreements provide for an initial employment term beginning on the closing of the tender offer and ending December 31, 2003. Pursuant to the employee agreements, executive officers received annual base salaries aggregating approximately $2,474,000 for the calendar year, with scheduled annual increases beginning January 1, 2001 thereafter. In addition, the employee agreements establish incentive bonus formulas comparable to the criteria previously used by the Company in determining annual discretionary incentive bonuses. Total compensation under the employee agreement with the Company's former Chairman of the Board, President, and Chief Executive Officer amounted to $2,355,770 for the year ended December 31, 2001.

     The Company has entered into an agreement with an insurance company to
                                   45
underwrite Private Mortgage Insurance on certain loans originated by PHMC. Under the terms of the agreement, the Company shares in premiums generated on the loans and is exposed to losses in the event of loan default. At December 31, 2001, the Company's maximum exposure to losses relating to loans insured is approximately $1,387,000, which is further limited to the amounts held in trust of approximately $511,000. The Company minimizes the credit risk associated with such loans through credit investigations of customers as part of the loan origination process and by monitoring the status of the loans and related collateral on a continuous basis.

     The Company is involved, from time to time, in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 8 - ACQUISITION AND MERGER RELATED CHARGES

     On March 6, 2001, Newmark Homes Corp. ("Newmark") announced it is considering the possible merger of Newmark with Engle Holdings Corp., the parent company of the Company. The Special Committee of Newmark's independent directors is reviewing the transaction and will make a recommendation to Newmark's full board. There are no assurances that the Special Committee will either recommend the merger or that such a merger will be consummated. Any merger would also be subject to execution of a definitive agreement, certain regulatory and other approvals as well as the approval of various lenders of Engle, Newmark, and Technical Olympic Inc. If the merger is consummated, it is contemplated that shares of Engle Holdings Corp. would be exchanged for shares of Newmark. During 2001, in connection with the proposed merger, the Company incurred approximately $2 million in legal, consulting, and related costs. These costs are included in acquisition and merger related charges in the accompanying statement of income.

NOTE 9 - RELATED PARTY TRANSACTIONS

     During 2001, Engle Homes entered into purchasing agreements with Technical Olympic S.A. The agreements provide that Technical Olympic S.A. would purchase certain of the materials and supplies necessary for operations and sell them to Engle Homes, all in an effort to consolidate the purchasing function. Although Technical Olympic S.A. would incur certain franchise tax expense, the subsidiaries would not be required to pay such additional liability.

NOTE 10 - QUARTERLY RESULTS FOR 2001 and 2000 (unaudited)

     Quarterly results for the twelve months ended December 31, 2001 and
October 31, 2000 follow
(dollars in thousands):
2001                           1st           2nd          3rd         4th
                             Quarter       Quarter     Quarter     Quarter
                             --------      --------    --------    --------
Revenues                     $222,581      $254,576    $260,032    $269,506
Income before income taxes     22,555        26,139      31,150      31,548
Net Income                     14,153        16,402      19,547      19,222

2000
Revenues                     $167,174      $212,112    $224,308    $240,417
Income before income taxes      8,660        14,572      16,620      17,346
Net Income                      5,490         9,239      10,537      10,398
                                      46

NOTE 11 - UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATION AND CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                Period From  Period From
                                November 22, November 1,
                                   2000         2000        Three Months
                                  Through      Through         Ended
                                December 31, November 21,   January 31,
                                   2000         2000            2000
                                ------------ ------------  -------------
 Revenues                       $     87,286 $     27,606       $167,174
 Costs and Expenses                   80,118       47,788        158,514
                                ------------ ------------  -------------
 Income (Loss) Before Income
  Tax (Benefit)                        7,168      (20,182)         8,660
 Provision (Benefit) for
  income taxes (Benefit)               2,764       (5,949)         3,170
                                ------------ ------------  -------------
 Net Income (Loss)                     4,404      (14,233)         5,490
                                ============ ============  =============

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                Period From  Period From
                                November 22, November 1,
                                   2000         2000        Three Months
                                  Through      Through         Ended
                                December 31, November 21,   January 31,
                                   2000         2000            2000
                                ------------ ------------  -------------
 Net Cash (Provided) Required
  By Operating Activities       $    (22,643)$    (17,733) $     (24,300)
                                ------------ ------------  -------------
 Net Cash (Required) by
  Investing Activities                   (32)        (521)        (1,012)
                                ------------ ------------  -------------
 Net Cash Provided (Required)
  by Financing Activities              5,297      (14,392)        (1,784)
                                ------------ ------------  -------------
 Net Increase (Decrease) in Cash     (17,378)     (32,646)       (27,096)
 Cash and Cash Equivalents
  at Beginning of Period              35,456       68,102         60,944
                                ------------ ------------  -------------
 Cash and Cash Equivalents
  at End of Period              $     18,078 $     35,456  $      33,848
                                ============ ============  =============






                                         47

NOTE 12 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                Period From  Period From
                                November 22, November 1,      For the
                   For the         2000         2000         year ended
                   Year Ended     Through      Through       October 31,
                   December 31, December 31, November 21, -------- --------
                   2001            2000         2000        2000     1999
                   ------------ ------------ ------------ -------- --------
 Interest paid
  (net of interest
  capitalized)     $      1,889 $      5,611 $         -  $    374 $     -
                   ============ ============ ============ ======== ========
 Income taxes paid $     38,752 $         -  $      1,000 $ 23,612 $ 16,418
                   ============ ============ ============ ======== ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     See Form 8-K in exhibits whereby the Company's Board dismissed BDO Seidman, LLP as independent certified public accountants and engaged Ernst & Young, LLP as its new independent certified public accountants.




































                                   48
                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers and directors of the Company holding office as of February 19, 2002 are as follows:

NAME                                AGE         POSITION WITH COMPANY
-------------------
---         ----------------------------
Constantine Stengos                 66          Chairman of the Board of
                                                Directors
Antonio B. Mon                      56          President, Chief Executive
                                                Officer and Director
*Alec Engelstein                    71          Chief Executive Officer and
                                                Director
Harry Engelstein                    67          Executive Vice President and
                                                Chief Construction Officer
John A. Kraynick                    47          Executive Vice President
Lawrence R. Shawe                   46          Senior Vice President-Sales
                                                and Marketing
Tommy McAden                        39          Vice President, Chief
                                                Financial Officer,
                                                Treasurer, and Director
*David Shapiro                      46          Vice President-Finance,
                                                Chief Financial Officer and
                                                Director
Paul M. Leikert                     46          Senior Vice President, Chief
                                                Accounting Officer
Holly A. Hubenak                    51          Vice President
Ronald J. Korn                      61          Director
Yannis Delikanakis                  35          Director, Vice President
Andreas Stengos                     40          Director
George Stengos                      35          Director

     *Messrs. Engelstein and Shapiro resigned from the Company on February 1, 2002. Messrs. Mon and Mcaden were elected to the Board of Directors on February 13, 2002.

     CONSTANTINE STENGOS, a director of the Company, has served as Chairman of the Board of Directors since November 22, 2000. He has served as a director of Newmark Homes Corp., and as its Chairman of the Board, since December 15, 1999. Mr. Stengos has also served as Chairman of the Board of Directors of Engle Holdings Corp., the Company's direct parent, since November 22, 2000. He is also a director and the President of Technical Olympic, the indirect parent of the Company, and a director of Technical Olympic (UK) PLC, the immediate parent of Technical Olympic, all since November 1999. Technical Olympic (UK) PLC is a wholly owned subsidiary of Technical Olympic S.A. Mr. Stengos formed Technical Olympic S.A. in 1965 and serves as a director, the Chairman of its board of directors and the Managing Director. Mr. Stengos owns more than 5% of the outstanding equity of Technical Olympic S.A. Each of Newmark Homes Corp., Technical Olympic, Technical Olympic (UK) PLC, Technical Olympic S.A., Newmark Homes Corp., and Engle Holdings Corp. are affiliates of the Company. Mr. Stengos graduated
                                   49
from the National Technical University, Athens, Greece with a Masters of Science in Civil Engineering. Constantine Stengos is the father of Andreas Stengos and George Stengos and the father-in-law of Yannis Delikanakis.

     ALEC ENGELSTEIN, a co-founder of the Company and Harry Engelstein's brother, has served as its Chief Executive Officer since its organization in August 1982. Mr. Engelstein resigned from the Company on February 1, 2002.

     HARRY ENGELSTEIN, a co-founder of the Company and Alec Engelstein's brother, has served as Executive Vice President and Chief Construction Officer since the Company's inception in August 1982. Harry Engelstein has over 34 years of experience in home construction.

     JOHN A. KRAYNICK has served as a Vice President of the Company since August 1986, was appointed Senior Vice President in July 1991 and appointed Executive Vice President in December 1998. Mr. Kraynick is responsible for administrative matters and coordinating the Company's compliance with Federal, state and local regulatory requirements. Mr. Kraynick has over 23 years of experience in the homebuilding industry.

     LAWRENCE R. SHAWE has served as the Company's Vice President-Sales and Marketing since April 1986 and was appointed Senior Vice President Sales and Marketing in December, 1998. Mr. Shawe joined the Company in April 1984 and since such time has been responsible for the Company's sales and marketing efforts. Mr. Shawe has over 21 years of experience in the homebuilding industry.

     TOMMY L. MCADEN has served as a director and Chief Financial Officer of the Company since February 2002 and as a Vice President since November 2000. Mr. McAden is also a director and Vice President and Chief Financial
Officer of Technical Olympic, Inc., the indirect parent of the Company. Mr. McAden has held previous CFO and CAO positions with Pacific USA Holdings Corp. and Pacific Realty Group, and was an accountant with KPMG for three years. Mr. McAden has over 15 years of experience in finance and accounting, and over 12 years of experience in the real estate and homebuilding industries.

     DAVID SHAPIRO joined the Company in June 1991, served as the Company's Chief Financial Officer since July 1991, and was appointed a director on December 17, 1997. Mr. Shapiro resigned from the Company on February 1, 2002. David Shapiro is Alec Engelstein's son-in-law.

     PAUL M. LEIKERT has served as the Vice President-Chief of Accounting since March 1994, in January of 1995, was appointed Vice President-Chief Accounting Officer and appointed Senior Vice President-Chief Accounting Officer in December, 1998. Mr. Leikert was appointed President of the Company's mortgage subsidiary, Preferred Home Mortgage Company, in February 2000. Mr. Leikert is a certified public accountant and has over 17 years of experience in the homebuilding industry.

     HOLLY HUBENAK has served as a Vice President of the Company since November 2000. Ms. Hubenak is also a Vice President and General Counsel for Technical Olympic, Inc., the indirect parent of the Company. She is an attorney and has practiced for over 20 years, with particular expertise in land development, corporate and securities law, public administrative law, and litigation across various industries.

     RONALD J. KORN, chairman of the Compensation and Audit Committees of the Board of Directors, has served as a director of the Company since October 1991. He has also served as a director of Engle Holdings Corp. since November 22, 2000. Since July 1991, Mr. Korn has served as President
                                   50
of Ronald Korn Consulting, a business consulting firm. From August 1985 until June 1991, Mr. Korn served as the managing partner of the Miami office of KPMG Peat Marwick, a nationally recognized firm of independent public accountants. Mr. Korn is a director of Horizon Bank, FSB, a Federal Savings Bank and Cynocom Corporation, an application service provider.

     ANTONIO B. MON has served as President, Chief Executive Officer and director of the Company since February 2002 and as Chief Executive Officer of Technical Olympic, Inc. since October 2001. Mr. Mon was a consultant to Technical Olympic from May 2001 through October 2001. From 1997 to 2001, Mr. Mon was the Chairman of Maywood Investment Company, LLC. a private firm engaged in private equity investments and general consulting. In 1991, Mr. Mon co-founded Pacific Greystone Corporation, a west-coast homebuilder that merged with Lennar Corporation in 1997 and served as its Vice Chairman from 1991 to 1997. Prior to 1991, Mr. Mon worked for the Ryland Group, Inc. (a national homebuilder), M. J. Brock Corporation (a California homebuilder) and Cigna Corporation (a financial services corporation).

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

     GEORGE STENGOS, a director of the Company, has served as a director of Technical Olympic since November 1999 and as a director and the Corporate Secretary of Technical Olympic (UK) PLC since 1997. He has served as director of Newmark Homes Corp. since November 1999. Mr. Stengos has been the Executive Vice President (1993-2001) and since 2001 the President and Chairman of the Board of Mochlos S.A., a publicly listed subsidiary on the Athens Stock Exchange, of Technical Olympic, S.A. George Stengos is Constantine Stengos' son.

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








                                   51

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth, for the years ended December 31, 2001, 2000, and 1999, respectively, the aggregate compensation paid to the Company's Chief Executive Officer and the four other most highly compensated officers of the Company (the Chief Executive Officer and such other executive officers are sometimes referred to herein as the "Named Executive Officers").

                                                                      LONG-TERM
                                      ANNUAL COMPENSATION(1)          COMPENSATION
                                 -------------------------------      NUMBER OF
                                                                      OPTIONS        ALL OTHER
NAME AND PRINCIPAL POSITION      YEAR       SALARY         BONUS      GRANTED        COMPENSATION(2)
---------------------------      ------    --------     -----------   ------------   --------------
                                 2001      $754,453     $ 1,597,867            --        $6,850
Alec Engelstein                  2000      $656,250     $ 1,084,400            --    $2,235,153
     Chief Executive Officer     1999      $504,166     $   500,000            --        $5,353

Harry Engelstein                 2001      $385,000     $   585,083            --        $4,981
     Executive Vice President    2000      $315,000     $   410,000        25,000    $1,134,481
     Chief Construction Officer  1999      $300,000     $   295,000            --        $2,725


John A. Kraynick                 2001      $385,000     $   585,083            --        $5,725
     Executive Vice President    2000      $300,000     $   410,000            --    $  957,429
                                 1999      $250,000     $   300,000        20,000        $4,069

Lawrence R. Shawe                2001      $300,000     $   427,583            --        $7,369
     Senior Vice President       2000      $260,000     $   275,000            --    $1,030,363
     Sales & Marketing           1999      $210,000     $   120,000        20,000        $4,962

Paul M. Leikert                  2001      $325,000     $ 1,078,312            --        $4,747
     Senior Vice President       2000      $237,500     $   558,038            --    $  418,445
     Chief Accounting Officer    1999      $210,000     $   110,000        25,000        $3,145


----------

(1)  The column for "Other Annual Compensation" has been omitted because there is no compensation required to be reported in such column. The aggregate amount of perquisites and other personal benefits provided to each Named
     Executive Officer is less than 10% of the total of annual salary and bonus
                                     52
     of such officer.

(2)  Represents contributions made by the Company to the Company's 401(k) plan pursuant to the match available to all Engle employees and payments related to stock options as a result of the merger with Technical Olympic USA, Inc.








































                                     53
AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

     All outstanding options were exercised, purchased, or cancelled in connection with the acquisition of the Company by Technical Olympic in November 2000.

OPTIONS GRANTS IN LAST FISCAL YEAR

     No options were granted to any of the Named Executive Officers (as defined below) during the fiscal year ended October 31, 2000 or on any date thereafter.

DIRECTOR COMPENSATION

     The Company pays each director who is not an employee an annual retainer of $16,000 and a $500 fee for each meeting of the Board of Directors attended. The Company reimburses all directors for expenses incurred in connection with their activities as directors.

EMPLOYMENT CONTRACTS

     On October 12, 2000 the Company entered into employment agreements (the "Employment Agreements") with the Named Executive Officers to be effective immediately prior to the closing of the tender offer contemplated by the merger agreement, except as described below. As part of his employment agreement, Alec Engelstein also entered into a separate Non-Competition Agreement that is deemed to be part of his Employment Agreement. Copies of the Employment Agreements with the Executive Officers of the Company were filed as exhibits to the form 10-K for the fiscal year ended October 31, 2000 and are incorporated herein by reference, and the following summary is qualified in its entirety by reference to such agreements.

     The Employment Agreements provide for an initial employment term beginning on the closing of the tender offer and ending on December 31, 2003. Unless earlier terminated by the Company or the Named Executive Officer, the Employment Agreements will renew on a month-to-month basis commencing in 2004.

     In early February 2002, Alec Engelstein, Chief Executive Officer of Engle Homes, and David Shapiro, Vice President-Chief Financial Officer of Engle Homes, resigned from their executive positions with Engle Homes and alleged that they were entitled to receive severance packages in excess of $10,000,000 in the aggregate. Engle Homes has accepted the resignations but disputes that it owes the severance payments.

     Pursuant to the Employment Agreements, the current annual base salaries of Messrs. Alec Engelstein, Harry Engelstein, Kraynick, Shawe, and Leikert are $771,375, $385,000, $385,000, $300,000, and $325,000, respectively, for the 2001 calendar year, with scheduled annual increases beginning on January 1, 2001 and thereafter. In addition, the Employment Agreements establish incentive bonus formulas comparable to the criteria previously used by the Company in determining annual discretionary incentive bonuses. The agreement with Alec Engelstein also provides for five years continued base pay as a retirement benefit upon his termination of employment.

     The Employment Agreements provide severance payments and benefits in the event a Named Executive Officer is terminated without cause or resigns due to a reduction in duties or for certain other reasons as set forth in the Employment Agreements. In addition, upon a qualifying termination of employment following a future change of control (as defined in the
                                   54
Employment Agreements), the agreements (other than Alec Engelstein's) provide, in general, for a payment equal to two times the individual's base salary plus bonus. The agreement with Alec Engelstein provides for a payment upon a change of control of three times his base salary, bonus and the cost of certain benefits provided to him. Upon a termination of employment, he would also be entitled to the severance benefits provided by the agreement. The Employment Agreements also provide for an additional "make-whole" payment from the Company if the Named Executive Officer is subject to the excise tax on "parachute payments" pursuant to the Internal Revenue Code Beginning with their date of execution, the Employment Agreements bar the Named Executive Officers (1) from using or disclosing confidential information or trade secrets and soliciting employees of the Company for 18 months following their termination of employment and (2) from engaging in a competing business (as defined in the Employment Agreements) with the Company prior to the earlier of the first anniversary of their termination of employment or December 31, 2003.

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

                                AMOUNT AND NATURE         PERCENT OF
OUTSTANDING
NAME OF BENEFICIAL OWNER     OF BENEFICIAL OWNERSHIP        SHARES
---------------------------  -----------------------  ----------------------

Engle Holdings Corp.(1)              100(2)                      100%
1200 Soldiers Field Drive
Sugar Land, Texas  77479

Constantine Stengos                    0                           0
Alec Engelstein                        0                           0
Harry Engelstein                       0                           0
John A. Kraynick                       0                           0
Lawrence R. Shawe                      0                           0
Tommy McAden                           0                           0
David Shapiro                          0                           0
Paul M. Leikert                        0                           0
Holly A. Hubenak                       0                           0
Ronald J. Korn                         0                           0
Yannis Delikanakis                     0                           0
Andreas Stengos                        0                           0
George Stengos                         0                           0
Antonio B. Mon                         0                           0
All directors and executive            0                           0
                                   55
officers as a group (11 persons)       0                           0

----------

(1) Technical Olympic USA, Inc. changed its name to Technical Olympic, Inc. on January 16, 2002.
(2) Technical Olympic Inc. holds the Company's shares through its wholly owned subsidiary, Engle Holdings Corp. Technical Olympic, Inc. is a wholly owned subsidiary of Technical Olympic UK (PLC), which is a wholly owned subsidiary of Technical Olympic S.A. Each of the foregoing entities may be considered beneficial owner of the shares held by Technical Olympic USA, Inc. by virtue of their ownership of the other Technical Olympic affiliated entities. Constantine Stengos owns more than 5% of the outstanding voting stock of Technical Olympic S.A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT

     During 2001, the Company sold to an investment limited liability company ("Investment Company") certain undeveloped real estate tracts. The Investment Company is owned by several of the current and former executive officers of the Company, including without limitation related trusts of management. As of December 31, 2001, the remaining value of lots that can be acquired by the Company approximates $43 million. The Company has placed deposits, entered into a number of agreements, including option contracts and construction contracts with the Investment Company, to develop and buy back fully developed lots from time to time subject to the terms and conditions of such agreements. Additionally, under these agreements, the Company can cancel these agreements to purchase the land by forfeiture of the Company's deposit. The Company believes that the terms of the purchase contract and the terms of the related option and development contracts were comparable to those available from unaffiliated parties.

     Although Engle does not have legal title to the assets of the Investment Company and has not guaranteed the liabilities of the Investment Company, Engle does exercise certain rights of ownership over the Investment Company assets. Consequently, the assets and associated liabilities of the Investment Company have been recorded in the accompanying Consolidated Balance Sheet as of December 31, 2001. Minority interest in consolidated subsidiaries, represents the equity provided by members of management.

TAX ALLOCATION AGREEMENT-TOUSA

        Pursuant to a Tax Allocation Agreement between Technical Olympic and the Company dated March 22, 2000 and effective as of March 15, 2000, the Company's earnings may be included in the consolidated federal income tax returns filed by Technical Olympic. The amount of the Company's liability to (or entitlement to payment from) Technical Olympic will equal the amount of taxes that the Company would owe (or refund that it would receive) had it prepared its federal tax returns on a stand-alone basis. In addition, under federal income tax law, each member of a consolidated group (as determined for federal income tax purposes) is also jointly and severally liable for the federal income tax liability of the consolidated group. Pursuant to the Tax Allocation Agreement-Technical Olympic, Technical Olympic has agreed to indemnify the Company for payments which Technical Olympic has already received from the Company or with respect to any tax liabilities of Technical Olympic or its affiliated entities other than the Company. The Company made payments totaling $34.5 million during and for the year ending December 31, 2001 related to this agreement.
                                   56

MORTGAGE COMPANY BUSINESS

     On March 9, 2001 the Company acquired for nominal consideration a 49.01% limited partner interest and 1% general partner interest (through affiliates) in Technical Mortgage, L.P., a Texas limited partnership, that is a mortgage origination company owned jointly with subsidiaries of Newmark Homes Corp., a Delaware corporation that is an affiliate of Technical Olympic. Preferred Home Mortgage Company underwrites, orginates and sells mortgages for homes the Company builds and for other homebuilders. The Company's capital is not at risk in connection with these mortgages beyond its limited partnership interest.

TITLE COMPANY BUSINESS

   On April 1, 2001, the Company acquired for $20,000 a 50% limited partnership interest and a 1% general partnership interest (through affiliates) in Universal Land Title of South Florida, LTD., a Florida limited partnership, that is a title insurance business owned jointly with The Westbrooke Companies, Inc., an affiliate of Technical Olympic. The Company assumes no title insurance risk associated with the title policies.

CONTRACTOR AGREEMENT.

        On November 22, 2000, the Company entered into a Contractor Agreement with Technical Olympic S.A. ("TOSA"), an affiliate of TOUSA. TOSA agreed to provide certain construction services and to purchase such materials, supplies and labor on behalf of the Company pursuant to certain third-party contracts assigned to TOSA by the Company or its subsidiaries, all in an effort to consolidate the purchasing function. The Company maintained the right to contract directly for any construction services and purchase any goods and services from any vendors in its own free unlimited discretion. (Although TOSA would incur certain franchise tax expense, the Company and its subsidiaries are not liable for such additional purchasing liability.) The Company paid on behalf of TOSA, for goods and services pursuant to this Agreement, $205.6 million during the fiscal year ending December 31, 2001.

























                                   57

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)         1.   Financial Statements:
                 Reference is made to the index set forth in "ITEM 8, FINANCIAL STATEMENTS and SUPPLEMENTARY DATA" of this Annual
                 Report on Form 10-K.

            2.   Financial Statement Schedules:

                 None.

            3.   Exhibits:

                 The following exhibits are filed as part of this Annual Report on Form 10-K.

                 Exhibit
                   No.                     Description
                 -------
                   2.1 Agreement and Plan of Merger, dated as of October 12, 2000, by and among the Company, Technical Olympic and Helios Acquisition Corp., hereby incorporated by reference to Exhibit (d)(1) to Technical Olympic's Tender Offer Statement on Schedule TO dated October 20, 2000. (File No. 005-42975)
                   3.1 Registrant's Amended Articles of Incorporation, hereby incorporated by reference to Exhibit 3.1 to Engle Homes, Inc.'s Form 10-K405 dated February 12, 2001 (File No. 000-19633).
                   3.2 Registrant's Bylaws, hereby incorporated by reference to Exhibit 3.2 to Engle Homes, Inc.'s Form 10-K405 dated February 12, 2001 (File No. 000-19633).
                   4.2 Indenture, dated as of February 2, 1998, between the Registrant, the Guarantors named therein and the American Stock Transfer & Trust Company, as trustee, relating to the Registrant's 9-1/4% Senior Notes due 2008, hereby incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-2 (File No. 333-40741).
                   4.3 Indenture dated as of June 12, 1998, between the Registrant, the Guarantors named therein and the American Stock Transfer & Trust Company, as trustee, relating to the Registrant's 9-1/4% Series C Senior Notes due 2008, hereby incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-4(File No. 333-59057).
                  10.1 Indemnification Agreement between the Registrant and each of its directors and certain executive officers, hereby incorporated by reference to
                           Exhibit 10.2 of the Company's Registration
                           Statement of Form S-1 (File No. 33-58678).
                  10.2 Credit Agreement, dated as of November 22, 2000, by and among the Registrant, as Borrower, the Lenders named therein, Bank of America, N.A., as
                                   58
                           Administrative Agent, and Banc of America
                           Securities LLC as Sole Lead Arranger and Sole Book Manager, hereby incorporated by reference to
                           Exhibit 10.2 to the Company's Form 10-K405 dated February 12, 2001 (File No. 000-19633).
                  10.3 First Amendment, dated as of January 23, 2001 to the Credit Agreement, dated as of November 22, 2000, by and among the Registrant, as Borrower, the Lenders named therein, Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager, hereby incorporated by reference to
                           Exhibit 10-3 to the Company's Form 10-K405 dated February 12, 2001 (File No. 000-19633).
                  10.3A Second Amendment, dated as of September 20, 2001, by and among the Registrant, as Borrower, the Lenders named therein, Bank of America, N.A. as Administrative Agent, filed herewith.
                  10.3B Third Amendment, dated as of February 28, 2002, by and among the Registrant, as Borrower, the Lenders named therein, Bank of America, N.A. as Administrative Agent, filed herewith.
                  10.4 Employment Agreement, dated as of October 12, 2000, between the Company and Alec Engelstein (Including a Non-Competition Agreement in the form attached as exhibit A), hereby incorporated by reference to Exhibit (d)(3) to Technical Olympic's Tender Offer Statement on Schedule TO dated October 20, 2000 (File No. 005-42975).
                  10.5 Employment Agreement, dated as of October 12, 2000, between the Company and Harry Engelstein, hereby incorporated by reference to Exhibit
                           (d)(4) to Technical Olympic's Tender Offer
                           Statement on Schedule TO dated October 20, 2000. (File No. 005-42975)
                  10.6 Employment Agreement, dated as of October 12, 2000, between the Company and John A. Kraynick, hereby incorporated by reference to Exhibit
                           (d)(5) to Technical Olympic's Tender Offer
                           Statement on Schedule TO dated October 20, 2000. (File No. 005-42975)
                  10.7 Employment Agreement, dated as of October 12, 2000, between the Company and Lawrence R. Shawe, hereby incorporated by reference to Exhibit
                           (d)(6) to Technical Olympic's Tender Offer
                           Statement on Schedule TO dated October 20, 2000. (File No. 005-42975)
                  10.8 Employment Agreement, dated as of October 12, 2000, between the Company and David Shapiro, hereby incorporated by reference to Exhibit
                           (d)(7) to Technical Olympic's Tender Offer
                           Statement on Schedule TO dated October 20, 2000. (File No. 005-42975)
                  10.9 Employment Agreement, dated as of October 12, 2000, between the Company and Paul M. Leikert, hereby incorporated by reference to Exhibit
                           (d)(8) to Technical Olympic's Tender Offer
                           Statement on Schedule TO dated October 20, 2000. (File No. 005-42975)
                  22.1     List of Subsidiaries, filed herewith.

                                   59

(b)                  Reports on Form 8-K

     The Registrant filed a Current Report on Form 8-K during the fourth quarter of 2001, reporting a change in Registrant's certifying accountant.

     On October 8, 2001, Engle filed a Form 8-K disclosing that on October 1, 2001 its Board dismissed BDO Seidman, LLP as its independent accountants and engaged Ernst & Young LLP as its new independent certified public accountants. The date of the report is October 1, 2001, and as of that date the Company had not consulted Ernst & Young LLP on any accounting issues.

     The reports of BDO Seidman, LLP on the Company's financial statements for the past two fiscal years (2000 and 1999) contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle. In connection with its audits for the two most recent years and through October 1, 2001, there have been no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BDO Seidman, LLP would have caused them to make reference thereto in their report on the financial statements for such years. During the last two years and for the interim period through October 1, 2001, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K. BDO Seidman, LLP provided a letter dated October 8, 2001 agreeing with the statement made above. Engle Homes, Inc.'s Form 8-K disclosure filed October 8, 2001 is an exhibit to this 10-K, and is incorporated by reference.


































                                   60
                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ENGLE HOMES, INC.

                                         By /s/ ANTONIO B. MON
                                         -----------------------

                                         Antonio B. Mon
Dated:  March 27, 2002                   Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:


Signatures                  Title                              Date


/s/ CONSTANTINE STENGOS   Chairman of the Board,          March 27, 2002
-----------------------   Director
Constantine Stengos

/s/ YANNIS DELIKANAKIS    Director                        March 27, 2002
----------------------
Yannis Delikanakis

/s/ ANDREAS STENGOS       Director                        March 27, 2002
-------------------
Andreas Stengos

/s/ GEORGE STENGOS        Director                        March 27, 2002
------------------
George Stengos

/s/ TOMMY MCADEN          Director, Chief Financial       March 27, 2002
----------------          Officer, Vice President
Tommy McAden

/s/ PAUL LEIKERT          Senior Vice President -         March 27, 2002
----------------          Chief Accounting Officer
Paul Leikert              (Principal Accounting Officer)

/s/ RONALD J. KORN        Director                        March 27, 2002
------------------
Ronald J. Korn










                                   61
                                                           Exhibit 10.3A

                                                           EXECUTION COPY

             SECOND AMENDMENT AND WAIVER TO THE CREDIT AGREEMENT

     SECOND AMENDMENT AND WAIVER, executed this 20th day of September, 2001, amends the Credit Agreement dated as of November 22, 2000 (as amended by the First Amendment to the Credit Agreement dated as of January 23, 2001, the "Credit Agreement") among Engle Homes Inc., a Florida corporation (the "Borrower"), the banks and other financial institutions party thereto (the "Lenders") and Bank of America, N.A., as administrative agent (in such capacity, the "Administrative Agent") for the Lenders. Capitalized terms not otherwise defined herein shall have the same meanings as specified therefor in the Credit Agreement.

                            PRELIMINARY STATEMENT

     The Borrower, the Administrative Agent and the Lenders have agreed (i) that a mutual mistake was made in Section 10.6 of the Credit Agreement at the time of execution thereof in that the parties failed to correct a typographical error contained in said Section 10.6, (ii) that the parties intend to correct that mistake and typographical error by amending Section
10.6 of the Credit Agreement to exclude distributions for taxes made pursuant to Section 10.6(c)(ii) from the determination of the amount of dividends and other distributions which are permitted pursuant to Section 10.6(d) of the Credit Agreement and (iii) to waive any Events of Default under Section 11(c) of the Credit Agreement that may have occurred as a result of the failure of the Borrower to comply with Section 10.6(d) of the Credit Agreement as it was written prior to the Second Amendment Effective Date (as hereinafter defined). The Administrative Agent and the Lenders have indicated their willingness to agree to the amendments and waivers described in this Preliminary Statement on the terms and subject to the satisfaction of the conditions set forth herein.

     NOW, THEREFORE, in consideration of the premises and of the mutual covenants and agreements contained herein, the parties hereto hereby agree as follows:

     SECTION 1. Amendments of Certain Provisions of the Credit Agreement. The Credit Agreement is, upon the occurrence of the Second Amendment Effective Date, hereby amended to read as follows:

     (a) Section 1.1 of the Credit Agreement is hereby amended to add the following new definitions in appropriate alphabetical order:

          "Second Amendment" means this Second Amendment to the Credit Agreement executed September 20, 2001, effective as of November 22, 2000.

          "Second Amendment Effective Date" means November 22, 2000, so long as all of the conditions precedent to the effectiveness of the Second Amendment are satisfied.

     (b) Section 10.6 of the Credit Agreement is hereby amended as of the Second Amendment Effective Date by restating clause (d) of Section 10.6 to read in its entirety as follows:

     (d) the Borrower may declare and pay dividends and other distributions to the Parent in cash for any purpose not otherwise prohibited under the terms of the Loan Documents if, after giving
                                  62
     effect to each such declaration and payment, the aggregate amount of all dividends and other distributions made pursuant to this Section
     10.6 (other than any such dividend or other distribution made pursuant to subclause (c) hereof) during the immediately preceding twelve month period (or if less than twelve months have elapsed since the date hereof, such period from the date hereof to the date on which such dividend or other distribution is to be paid), shall not exceed 50% of Consolidated Net Income for such period;

     SECTION 2. Waivers. Each of the Administrative Agent and the Lenders waive any Events of Default under Section 11(c) of the Credit Agreement which may have occurred as a result of the failure of the Borrower to comply with Section 10.6(d) of the Credit Agreement prior to the Second Amendment Effective Date.

     SECTION 3. Conditions Precedent. This Second Amendment is subject to satisfaction of each of the following conditions precedent:

     (a) The Administrative Agent shall have received counterparts of this Second Amendment executed by the Borrower, each Guarantor and the Required Lenders or, as to any Lender, advice satisfactory to the Administrative Agent that such Lender has executed and delivered this Second Amendment.

     (b) The representations and warranties contained in Section 4 of this Second Amendment and each of the Loan Documents shall be correct in all material respects on and as of the Second Amendment Effective Date, before and after giving effect to this Second Amendment, as though made on and as of such date (except for any such representation and warranty that, by its terms, refers to a specific date other than the Second Amendment Effective Date, in which case as of such specific date).

     (c) The Administrative Agent shall have received from the Acquisition Bridge Agent (as such term is defined in the Intercreditor Agreement) an executed consent to this Second Amendment in substantially the form of Exhibit A hereto.

     (d) No Default or Event of Default shall have occurred and be continuing on the Second Amendment Effective Date (after giving effect to the waiver provided for in Section 2 of this Second Amendment).

     (e) All of the accrued fees and expenses of the Administrative Agent (including the accrued fees and expenses of counsel for the Administrative Agent) in connection with this Second Amendment shall have been paid in full.

     This Second Amendment is subject to the provisions of Section 13.1 of the Credit Agreement. The execution of this Second Amendment by the Administrative Agent shall evidence the satisfaction of the conditions precedent contained in this Section 3 and the provisions of Section 13.1 of the Credit Agreement.

     SECTION 4. Representations and Warranties.  To induce the
Administrative Agent and the Lenders to enter into this Second Amendment, the Borrower and each of the other Loan Parties hereby represents and warrants to the Administrative Agent and the Lenders:

     (a) The Borrower and each other Loan Party (i) has the corporate power and authority to make, deliver and perform this Second Amendment and (ii) has taken all necessary corporate action to authorize the execution, delivery and performance of this Second Amendment.

                                  63
     (b) No consent or authorization of, filing with, notice to or other act by or in respect of, any Governmental Authority or any other Person is required in connection with this Second Amendment or with the execution, delivery, performance, validity or enforceability of this Second Amendment.

     (c) This Second Amendment has been duly executed and delivered on behalf of the Borrower and each other Loan Party.

     (d) This Second Amendment, when executed, constitutes a legal, valid and binding obligation of the Borrower enforceable against the Borrower in accordance with its terms, subject to the effects of bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium and other similar laws relating to or affecting creditors' rights generally, general equitable principles (whether considered in a proceeding in equity or at law) and an implied covenant of good faith and fair dealing.

     SECTION 5. Reference to and Effect on the Loan Documents. (a) On and after the Second Amendment Effective Date, each reference in the Credit Agreement to "this Agreement", "hereunder", "hereof" or words of like import referring to the Credit Agreement, and each reference in the Notes and each of the other Loan Documents to "the Credit Agreement", "thereunder", "thereof" or words of like import referring to the Credit Agreement, shall mean and be a reference to the Credit Agreement, as amended and otherwise modified hereby.

     (b) The Credit Agreement and each of the other Loan Documents, as amended and otherwise modified by the amendments specifically provided above in Sections 1 and 2, are and shall continue to be in full force and effect and are hereby in all respects ratified and confirmed.

     (c) The execution, delivery and effectiveness of this Second Amendment shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of the Administrative Agent or any of the Lenders under any of the Loan Documents, nor constitute a waiver of any provision of any of the Loan Documents.

     SECTION 6. Costs and Expenses. The Borrower hereby agrees to pay on demand all reasonable costs and expenses of the Administrative Agent (including, without limitation, the reasonable fees and expenses of counsel for the Administrative Agent) in connection with the preparation, execution, delivery, administration, modification and amendment of this Second Amendment and all of the instruments, agreements and other documents delivered or to be delivered in connection herewith, all in accordance with the terms of Section 13.5 of the Credit Agreement.

     SECTION 7. No Defenses, Release. None of the Borrower nor any other Loan Party has any claims, counterclaims, offsets or defenses to the Loan Documents or the Obligations, or if any such Person does have any claims, counterclaims, offsets or defenses to the Loan Documents or the Obligations, the same are hereby waived, relinquished and released in consideration of the execution and delivery of this Second Amendment by the Lenders, the Swingline Lender and the Issuing Lender parties hereto. By its execution hereof and in consideration of the mutual covenants contained herein and the accommodations granted to the Borrower hereunder, the Borrower on behalf of itself and the other Loan Parties expressly waives and releases any and all claims and causes of actions any of them may have, or allege to have (and all defenses which may arise out of any of the foregoing), whether known or unknown, against the Administrative Agent or the Swingline Lender, or the Issuing Lender or any Lender or any of their affiliates, employees, directors, officers, attorneys or agents, arising out of or relating to the credit relationship between the Borrower the Lenders, the Swingline Lender,
                                   64
and the Issuing Lender up to and including the Second Amendment Effective
Date.

     SECTION 8. Execution in Counterparts. This Second Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement. Delivery of an executed counterpart of a signature page to this Second Amendment by telecopier shall be effective as delivery of a manually executed counterpart of this Second Amendment.

     SECTION 9. Governing Law. This Second Amendment shall be governed by, and construed in accordance with, the laws of the State of New York.

     IN WITNESS WHEREOF, the parties hereto have caused this Second Amendment to be executed by their respective officers thereunto duly authorized, as of the date first above written.

                                      ENGLE HOMES INC., as Borrower

                                      By /s/ Holly Hubenak
                                         -------------------
                                         Name: Holly Hubenak
                                         Title:  Vice President

                                      BANK OF AMERICA, N.A., as
                                         Administrative Agent for the
                                         Lenders

                                      By /s/ Mark Lariviere
                                         --------------------
                                         Name: Mark W. Lariviere
                                         Title: Managing Director

                                      BANK OF AMERICA, N.A., as Lender,
                                         Swingline Lender and Issuing Lender

                                      By /s/ Mark Lariviere
                                         --------------------
                                         Name: Mark W. Lariviere
                                         Title: Managing Director

                                      FLEET NATIONAL BANK, as Lender

                                      By /s/ Andrew D. Stickney
                                         ------------------------
                                         Name: Andrew D. Stickney
                                         Title: Vice President

                                      WACHOVIA BANK, N.A., as Lender

                                      By /s/ Bruce Perrine, Jr.
                                         ------------------------
                                         Name: Bruce Perrine, Jr.
                                         Title: Senior Vice President

                                      OHIO SAVINGS BANK, as Lender

                                      By /s/ Ralph C. Kirk
                                         -------------------
                                         Name: Ralph C. Kirk
                                     65
                                         Title: Vice President

Acknowledged and Accepted:

The Guarantors:

ENGLE HOLDINGS CORP.,
    a Delaware corporation

By: /s/ Holly Hubenak
    --------------------
    Name:  Holly Hubenak
    Title:    Vice President

ENGLE HOMES REALTY, INC.,
    a Georgia corporation

ENGLE HOMES/ARIZONA, INC.,
    a Florida corporation

ENGLE HOMES/ARIZONA CONSTRUCTION, INC.,
    an Arizona corporation

ENGLE HOMES/ATLANTA, INC.,
    a Florida corporation

BANYAN TRAILS, INC.,
    a Florida corporation

ENGLE HOMES/BROWARD, INC.,
    a Florida corporation

ENGLE HOMES/COLORADO, INC.,
    a Florida corporation

ENGLE HOMES/GEORGIA, INC.,
    a Georgia corporation

GREENLEAF HOMES, INC.,
    a Florida corporation

ENGLE HOMES/GULF COAST, INC.,
    a Florida corporation

ENGLE HOMES/JACKSONVILLE, INC.,
    a Florida corporation

By: /s/ Holly Hubenak
    --------------------
    Name:  Holly Hubenak
    Title:    Vice President


Acknowledged and Accepted:

The Guarantors:

ENGLE HOMES/LAKE BERNADETTE, INC.,
    a Florida corporation

ENGLE HOMES/NORTH CAROLINA, INC.,
                                    66
    a Florida corporation

ENGLE HOMES/ORLANDO, INC.,
    a Florida corporation

ENGLE HOMES/PALM BEACH, INC.,
    a Florida corporation

ENGLE HOMES/PEMBROKE, INC.,
    a Florida corporation

PEMBROKE FALLS REALTY, INC.,
    a Florida corporation

PREFERRED BUILDERS REALTY, INC.,
    a Florida corporation

PREFERRED HOME MORTGAGE COMPANY,
    a Florida corporation

ENGLE HOMES/SOUTHWEST FLORIDA, INC.,
    a Florida corporation

ST. TROPEZ AT BOCA GOLF, INC.,
    a Florida corporation

ENGLE HOMES/TEXAS, INC.,
    a Florida corporation

UNIVERSAL LAND TITLE, INC.,
    a Florida corporation

UNIVERSAL LAND TITLE OF COLORADO, INC.,
    a Colorado corporation

ENGLE HOMES/VIRGINIA, INC.,
    a Florida corporation

By: /s/ Holly Hubenak
    --------------------
    Name:  Holly Hubenak
    Title:    Vice President

Acknowledged and Accepted:

The Guarantors:

UNIVERSAL LAND TITLE OF VIRGINIA, INC.,
    a Virginia corporation

UNIVERSAL LAND TITLE OF TEXAS, INC.,
    a Texas corporation

UNIVERSAL LAND TITLE AGENCY, INC.,
    an Arizona corporation

UNIVERSAL LAND TITLE OF THE PALM BEACHES, LTD., a Florida limited partnership

PROFESSIONAL ADVANTAGE TITLE, LTD.,
    a Florida limited partnership
                                   67
THE CENTURY TITLE AGENCY, LTD.,
    a Florida limited partnership

EASTERN TITLE SERVICES, LTD.,
    a Florida limited partnership


By: UNIVERSAL LAND TITLE, INC.
    a Florida corporation and its general partner

By: /s/ Holly Hubenak
    --------------------
    Name:  Holly Hubenak
    Title:    Vice President

ENGLE HOMES DELAWARE, INC.,
    a Delaware corporation

By: /s/ Mildred Smith
    --------------------
    Name:  Mildred Smith
    Title:    President

ENGLE HOMES FINANCING, INC.,
    a Delaware corporation

By: /s/ Mildred Smith
    --------------------
    Name:  Mildred Smith
    Title:    President































                                    68
                                EXHIBIT A


                             FORM OF CONSENT

                     Dated as of September 20, 2001

     Reference is made to that certain Intercreditor Agreement dated as of November 22, 2000, as amended (the "Intercreditor Agreement"; terms used herein but not otherwise defined herein shall have the meaning assigned to such term in the Intercreditor Agreement), by and among (i) Banc of America Mortgage Capital Corporation, as the administrative agent (together with any successor or assign appointed pursuant to the terms of the Acquisition Bridge Loan Documents, the "Acquisition Bridge Agent") for the Acquisition Bridge Lenders and (ii) Bank of America, N.A., as administrative agent (together with any successor or assign appointed pursuant to the terms of the Senior Loan Documents, the "Senior Agent").

     Engle Homes Inc. ("Engle") has requested that the Senior Lenders and the Senior Agent enter into a second amendment and waiver to the Senior Credit Agreement (the "Second Amendment") for the purpose of amending
Section 10.6 of the Senior Credit Agreement to exclude distributions for taxes made pursuant to Section 10.6(c)(ii) from the determination of the amount of dividends and distributions which are permitted pursuant to
Section 10.6(d) of the Senior Credit Agreement. Pursuant to Section 5(a) of the Intercreditor Agreement, the Senior Agent and the Senior Lenders have agreed not to amend Section 10.6 of the Senior Credit Agreement in a manner adverse to the interests of the Acquisition Bridge Lenders without the consent of the Acquisition Bridge Agent on behalf of the Acquisition Bridge Lenders. As a condition precedent to the effectiveness of the Second Amendment, the Senior Agent and the Senior Lenders have required Engle to obtain the consent of the Acquisition Bridge Agent on behalf of the Acquisition Bridge Lenders to the terms of the Second Amendment.

     Please indicate your consent to the Second Amendment by executing this Consent in the space provided below.


     This Consent shall be governed by, and construed in accordance with, the laws of the State of New York.

                                       BANC OF AMERICA MORTGAGE CAPITAL
                                          CORPORATION
                                          as Acquisition Bridge Agent and
                                          Acquisition Bridge Lender

                                       By /s/ Thomas E. Schubert
                                          -------------------------
                                          Name: Thomas E. Schubert
                                          Title: Managing Director

Acknowledged and Accepted:

BANK OF AMERICA, N.A.
as Senior Agent

By /s/ Mark Lariviere
   --------------------
Name: Mark W. Lariviere
Title: Managing Director

                                    69

                                                              Exhibit 10.3B

                                                              EXECUTION COPY
            THIRD AMENDMENT AND WAIVER TO CREDIT AGREEMENT

     THIRD AMENDMENT AND WAIVER, executed this 28th day of February, 2002, to the Credit Agreement dated as of November 22, 2000 (as amended by the First Amendment to the Credit Agreement dated as of January 23, 2001 and the Second Amendment and Waiver to the Credit Agreement dated as of September 20, 2001, the "Credit Agreement") among Engle Homes Inc., a Florida corporation (the "Borrower"), the banks and other financial institutions party thereto (the "Lenders") and Bank of America, N.A., as administrative agent (in such capacity, the "Administrative Agent") for the Lenders. Capitalized terms not otherwise defined herein shall have the same meanings as specified therefor in the Credit Agreement.

                        PRELIMINARY STATEMENTS

     (1) The Borrower, the Administrative Agent and the Lenders have agreed
(a) to amend the Credit Agreement in order, among other things, (i) to consent, as provided for in the definition of "Change of Control", to the appointment of Antonio B. Mon as President and Chief Executive Officer of Borrower and the appointment of Tommy McAden as the Chief Financial Officer of Borrower and (ii) to modify the Revolving Credit Maturity Date and the Term Loan Maturity Date and the other applicable provisions of the Loan Documents to eliminate the extension options set forth therein and (b) to waive any Event of Default under Section 11(m) of the Credit Agreement that may have occurred and be continuing due to the occurrence of a Change of Control resulting solely from the resignation of Alec Engelstein as President and Chief Executive Officer of the Borrower and David Shapiro as Chief Financial Officer of the Borrower and the appointments of Antonio B. Mon and Tommy McAden as described in subclause (a)(i) above prior to the Third Amendment Effective Date (as hereinafter defined).

     (2) The Borrower, the Administrative Agent and the Lenders have indicated their willingness to agree to the amendments, modifications and waivers described above in Preliminary Statement (1) on the terms and subject to the satisfaction of the conditions set forth herein.

     NOW, THEREFORE, in consideration of the premises and of the mutual covenants and agreements contained herein, the parties hereto hereby agree as follows:

     SECTION 1. Amendments of Certain Provisions of the Credit Agreement. The Credit Agreement is, on and as of the Third Amendment Effective Date, amended to read as follows:

     (a) Section 1.1 of the Credit Agreement is hereby amended by amending and restating the following definitions:

          "Revolving Credit Termination Date": the earlier to occur of (i) November 22, 2002 and (ii) the date of termination in whole of the aggregate Revolving Credit Commitments pursuant to Sections 3.4 or 11 or the date of acceleration of the outstanding Revolving Credit Loans pursuant to Section 11.

          "Term Loan Maturity Date": the earlier to occur of November 22, 2003 and (ii) the date of termination in whole of the aggregate Term Loan Commitments pursuant to Section 2.3 or Section 11 or the date of acceleration of the outstanding Term Loans pursuant to Section 11.

                                    70
     (b) Section 1.1 of the Credit Agreement is hereby further amended by
(i) restating subclause (h)(i) of the definition of "Change of Control" to read in its entirety as follows "(i) Antonio B. Mon shall cease to be the President and Chief Executive Officer of the Borrower;", (ii) restating subclause (h)(ii) of the definition of "Change of Control" to read in its entirety as follows: "Tommy McAden shall cease to be the Chief Financial Officer of the Borrower;" and (iii) by replacing the reference to "this clause (g)" in the last sentence of such definition with the new reference "this clause (h)".

     (c) Section 1.1 of the Credit Agreement is hereby further amended by deleting therefrom the definitions of "Applicable Lenders", "Consenting Lender", "Extension Assuming Lender", "Extension Date", and "Non - Consenting Lender".

     (d) Section 6.15 of the Credit Agreement is hereby deleted in its entirety.

     SECTION 2. Waivers. All Defaults and Events of Default under Section 11(m) of the Credit Agreement that may have occurred and be continuing as a result of the occurrence prior to the Third Amendment Effective Date of the Change of Control described in Preliminary Statement (1) to this Amendment and Waiver are, on and as of the Third Amendment Effective Date, hereby waived by the Administrative Agent and the Lenders.

     SECTION 3. Conditions Precedent to the Effectiveness of this Third Amendment and Waiver. This Third Amendment and Waiver shall become effective as of the first date (the "Third Amendment Effective Date") on which each of the following conditions precedent are satisfied:

     (a) The Administrative Agent shall have received counterparts of (i) this Third Amendment and Waiver executed by the Borrower, the Parent and the Required Lenders or, as to any Lender, advice satisfactory to the Administrative Agent that such Lender has executed and delivered this Third Amendment and Waiver, and (ii) the Consent to Third Amendment and Waiver attached hereto executed by each of the Loan Parties (other than the Borrower and the Parent).

     (b) The representations and warranties contained in Section 4 of this Third Amendment and Waiver and each of the Loan Documents shall be correct in all material respects on and as of the Third Amendment Effective Date, before and after giving effect to this Third Amendment and Waiver, as though made on and as of such date (except for any such representation and warranty that, by its terms, refers to a specific date other than the date first above written, in which case as of such specific date).

     (c) No Default or Event of Default shall have occurred and be continuing (after giving effect to the waiver provided for in Section 2 of this Third Amendment and Waiver).

     (d) The Borrower shall have paid to the Administrative Agent, for the ratable account of each of the Lenders that has executed and delivered a counterpart of this Third Amendment and Waiver to the Administrative Agent on or prior to the date of this Third Amendment and Waiver (or advised the Administrative Agent in a manner satisfactory to it that such Lender has executed this Third Amendment and Waiver on or prior to the date of this Third Amendment and Waiver), an amendment fee equal to 0.05% of the aggregate Term Loan Commitments and Revolving Credit Commitments of such Lenders.

     (e)    All of the accrued fees and expenses of the Administrative Agent
                                   71
and the Lenders (including the accrued fees and expenses of counsel for the Administrative Agent) shall have been paid in full.


     The effectiveness of this Third Amendment and Waiver is further conditioned upon the accuracy of all of the factual matters described herein. This Third Amendment and Waiver is subject to the provisions of
Section 13.1 of the Credit Agreement.

     SECTION 4. Representations and Warranties.  To induce the
Administrative Agent and the Lenders to enter into this Third Amendment and Waiver, the Borrower and each of the other Loan Parties hereby represent and warrant to the Administrative Agent and the Lenders:

     (a) The Borrower and each other Loan Party (i) has the corporate power and authority to make, deliver and perform this Third Amendment and Waiver or the Consent attached hereto, as applicable, and (ii) has taken all necessary corporate action to authorize the execution, delivery and performance of this Third Amendment and Waiver or such Consent.

     (b) No consent or authorization of, filing with, notice to or other act by or in respect of, any Governmental Authority or any other Person is required in connection with this Third Amendment and Waiver or the Consent attached hereto or with the execution, delivery, performance, validity or enforceability of this Third Amendment and Waiver or such Consent.

     (c) This Third Amendment and Waiver and the Consent attached hereto have been duly executed and delivered on behalf of the Borrower and each other Loan Party party to such document.

     (d) This Third Amendment and Waiver and the Consent attached hereto, when executed, constitute a legal, valid and binding obligation of the Borrower and each other Loan Party party to such document, enforceable against the Borrower and each other Loan Party party to such document in accordance with its terms, subject to the effects of bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium and other similar laws relating to or affecting creditors' rights generally, general equitable principles (whether considered in a proceeding in equity or at law) and an implied covenant of good faith and fair dealing.

     SECTION 5. Reference to and Effect on the Loan Documents. (a) On and after the Third Amendment Effective Date, each reference in the Credit Agreement to "this Agreement"; "hereunder", "hereof" or words of like import referring to the Credit Agreement, and each reference in the Notes and each of the other Loan Documents to "the Credit Agreement", "thereunder", "thereof" or words of like import referring to the Credit Agreement, shall mean and be a reference to the Credit Agreement, as amended and otherwise modified hereby.

     (b) The Credit Agreement and each of the other Loan Documents, as amended and otherwise modified by the amendments, modifications and waivers specifically provided above in Sections 1 and 2, are and shall continue to be in full force and effect and are hereby in all respects ratified and confirmed.

     (c) The execution, delivery and effectiveness of this Third Amendment and Waiver shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of the Administrative Agent or any of the Lenders under any of the Loan Documents, nor constitute a waiver of any provision of any of the Loan Documents.

                                  72
     SECTION 6. Costs and Expenses. The Borrower hereby agrees to pay on demand all reasonable costs and expenses of the Administrative Agent (including, without limitation, the reasonable fees and expenses of counsel for the Administrative Agent) in connection with the preparation, execution, delivery, administration, modification and amendment of this Third Amendment and Waiver and all of the instruments, agreements and other documents delivered or to be delivered in connection herewith, all in accordance with the terms of Section 13.5 of the Credit Agreement.

     SECTION 7. Execution in Counterparts. This Third Amendment and Waiver may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement. Delivery of an executed counterpart of a signature page to this Third Amendment and Waiver by telecopier shall be effective as delivery of a manually executed counterpart of this Third Amendment and Waiver.

     SECTION 8. Governing Law. This Third Amendment and Waiver shall be governed by, and construed in accordance with, the laws of the State of New York.

     IN WITNESS WHEREOF, the parties hereto have caused this Third Amendment and Waiver to be executed by their respective officers thereunto duly authorized, as of the date first above written.

                                    ENGLE HOMES INC., as Borrower


                                    By /s/ Holly Hubenak
                                    -----------------
                                       Name: Holly Hubenak
                                       Title:   Vice President

                                    ENGLE HOLDINGS CORP.,
                                    as Guarantor

                                    By /s/ Holly Hubenak
                                       -------------------
                                       Name: Holly Hubenak
                                       Title:   Vice President

                                    BANK OF AMERICA, N.A., as Administrative
                                       Agent for the Lenders

                                    By /s/ Mark W. Lariviere
                                       ---------------------
                                       Name:  Mark W. Lariviere
                                       Title:    Managing Director

                                    BANK OF AMERICA, N.A., as Lender,
                                       Swingline Lender and Issuing Lender

                                    By /s/ Mark W. Lariviere
                                       ---------------------
                                       Name:  Mark W. Lariviere
                                       Title:    Managing Director




                                  73
                                    FLEET NATIONAL BANK, as Lender
                                    By /s/ Andrew D. Stickney
                                       ----------------------
                                       Name:  Andrew D. Stickney
                                       Title:    Vice President

                                    WACHOVIA BANK, N.A., as Lender


                                    By /s/ Bruce W. Perrine, Jr.
                                       -------------------------
                                       Name:  Bruce W. Perrine, Jr.
                                       Title:    Sr. Vice President

                                    OHIO SAVINGS BANK, as Lender

                                    By /s/ Ralph C. Kirk
                                       -----------------
                                       Name:  Ralph C. Kirk
                                       Title:    Vice President









































                                   74

        CONSENT TO THIRD AMENDMENT AND WAIVER TO CREDIT AGREEMENT

     Reference is made to (a) Third Amendment and Waiver to Credit Agreement dated as of February 28th, 2002 (the "Third Amendment and Waiver"; capitalized terms not otherwise defined herein being used herein as defined in the Third Amendment and Waiver and in the Credit Agreement referred to therein), (b) the Credit Agreement dated as of November 22, 2000 (as amended by the First Amendment to the Credit Agreement dated as of January 23, 2001 and the Second Amendment and Waiver to the Credit Agreement dated as of September 20, 2001, the "Credit Agreement") among Engle Homes Inc., a Florida corporation (the "Borrower"), the banks and other financial institutions party thereto (the "Lenders") and Bank of America, N.A., as administrative agent (in such capacity, the "Administrative Agent") for the Lenders and (c) the Guarantee dated as of November 22, 2000 made by the Parent and each Subsidiary of the Borrower in favor of the Administrative Agent for the ratable benefit of the Guaranteed Parties referred to therein (the "Guarantee").

     Each of the undersigned, in its capacity as a Subsidiary Guarantor under the Guarantee in favor of the Guaranteed Parties referred to therein hereby consents to the execution, delivery and performance of the Third Amendment and Waiver and confirms and agrees that the Guarantee and each of the other Loan Documents to which it is a party is, and shall continue to be, in full force and effect and is hereby in all respects ratified and confirmed on the Third Amendment Effective Date, except that, on and after the Third Amendment Effective Date, each reference to "the Credit Agreement", "thereunder", "thereof", "therein" or words of like import referring to the Credit Agreement shall mean and be a reference to the Credit Agreement, as amended and otherwise modified by the Third Amendment and Waiver.

     This Consent to Third Amendment and Waiver shall be governed by, and construed in accordance with, the laws of the State of New York, excluding (to the fullest extent a New York court would permit) any rule of law that would cause application of the laws of any jurisdiction other than the State of New York.

     Delivery of an executed counterpart of a signature page of this Consent to Third Amendment and Waiver by telecopier shall be effective as the delivery of a manually executed counterpart of this Consent to Third Amendment and Waiver.


                                   ENGLE HOMES REALTY, INC.,
                                      a Georgia corporation

                                   ENGLE HOMES/ARIZONA, INC.,
                                      a Florida corporation

                                   By /s/ Holly Hubenak
                                      -------------------
                                      Name: Holly Hubenak
                                      Title:   Vice President

                                   ENGLE HOMES/ARIZONA CONSTRUCTION, INC.,
                                      an Arizona corporation

                                   ENGLE HOMES/ATLANTA, INC.,
                                      a Florida corporation


                                  75
                                   BANYAN TRAILS, INC.,
                                      a Florida corporation

                                   ENGLE HOMES/BROWARD, INC.,
                                      a Florida corporation

                                   ENGLE HOMES/COLORADO, INC.,
                                      a Florida corporation

                                   ENGLE HOMES/GEORGIA, INC.,
                                      a Georgia corporation

                                   GREENLEAF HOMES, INC.,
                                      a Florida corporation

                                   ENGLE HOMES/GULF COAST, INC.,
                                      a Florida corporation

                                   ENGLE HOMES/JACKSONVILLE, INC.,
                                      a Florida corporation

                                   ENGLE HOMES/LAKE BERNADETTE, INC.,
                                      a Florida corporation

                                   ENGLE HOMES/NORTH CAROLINA, INC.,
                                      a Florida corporation

                                   ENGLE HOMES/ORLANDO, INC.,
                                      a Florida corporation

                                   ENGLE HOMES/PALM BEACH, INC.,
                                      a Florida corporation

                                   By /s/ Holly Hubenak
                                      -------------------
                                      Name: Holly Hubenak
                                      Title:   Vice President

                                   ENGLE HOMES/PEMBROKE, INC.,
                                      a Florida corporation

                                   PEMBROKE FALLS REALTY, INC.,
                                      a Florida corporation

                                   PREFERRED BUILDERS REALTY, INC.,
                                      a Florida corporation

                                   PREFERRED HOME MORTGAGE COMPANY,
                                      a Florida corporation

                                   ENGLE HOMES/SOUTHWEST FLORIDA, INC.,
                                      a Florida corporation

                                   ST. TROPEZ AT BOCA GOLF, INC.,
                                      a Florida corporation

                                   ENGLE HOMES/TEXAS, INC.,
                                      a Florida corporation

                                   UNIVERSAL LAND TITLE, INC.,
                                      a Florida corporation
                                  76
                                   UNIVERSAL LAND TITLE OF COLORADO, INC.,
                                      a Colorado corporation

                                   ENGLE HOMES/VIRGINIA, INC.,
                                      a Florida corporation

                                   UNIVERSAL LAND TITLE OF VIRGINIA, INC.,
                                      a Virginia corporation

                                   UNIVERSAL LAND TITLE OF TEXAS, INC.,
                                      a Texas corporation

                                   UNIVERSAL LAND TITLE AGENCY, INC.,
                                      an Arizona corporation

                                   By /s/ Holly Hubenak
                                      -------------------
                                      Name: Holly Hubenak
                                      Title:   Vice President

                                   UNIVERSAL LAND TITLE OF THE PALM
                                      BEACHES, LTD.,
                                      a Florida limited partnership

                                   PROFESSIONAL ADVANTAGE TITLE, LTD.,
                                   a Florida limited partnership

                                   THE CENTURY TITLE AGENCY, LTD.,
                                   a Florida limited partnership

                                   EASTERN TITLE SERVICES, LTD.,
                                   a Florida limited partnership

                                   By: UNIVERSAL LAND TITLE, INC.
                                   a Florida corporation and its
                                   general partner

                                   By /s/ Holly Hubenak
                                      -----------------
                                      Name: Holly Hubenak
                                      Title:   Vice President

                                   ENGLE HOMES DELAWARE, INC.,
                                   a Delaware corporation


                                   By /s/ Holly Hubenak
                                      -------------------
                                      Name: Holly Hubenak
                                      Title:   Vice President

                                   ENGLE HOMES FINANCING, INC.,
                                   a Delaware corporation

                                   By /s/ Holly Hubenak
                                      -------------------
                                      Name: Holly Hubenak
                                      Title:   Vice President



                                  77
                               Exhibit 22.1

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

Pembroke Falls Realty, Inc.                       Florida

Engle Homes/Arizona Construction, Inc.            Arizona

Universal Land Title of Colorado, Inc.            Colorado

Universal Land Title of Texas, Inc.               Texas

Engle Homes/Jacksonville, Inc.                    Florida

Engle Homes Realty, Inc.                          Georgia

Engle Homes Delaware, Inc.                        Delaware

Engle Homes Financing, Inc.                       Delaware

The Century Title Agency, Ltd.                    Florida

                                   78
Universal Land Title of the Palm Beaches, Ltd.    Florida

Professional Advantage Title, Ltd.                Florida

Universal Land Title of Virginia, Inc.            Virginia

Universal Land Title Investment #3 L.L.C.         Florida

Universal Land Title Investment #4 L.L.C.         Florida

Engle Homes Reinsurance Limited                   Turks and Caicos

TM Investments L.L.C.                             Texas

Engle Homes/Georgia, Inc.                         Georgia

McKay Landing, L.L.C.                             Colorado

Engle/James L.L.C.                                Colorado