Form 10-Q
period 2002-03-31
ENGLE HOMES INC /FL
filed 2002-05-14
CIK 880034

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                        FORM 10-Q

(Mark One)

x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---- EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 2002
                                       ------------------
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
YES   x     NO
   ------      ------
Number of shares of common stock outstanding as of March 31, 2002:         100

                    PART I. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS

               ENGLE HOMES, INC. AND SUBSIDIARIES
     (A WHOLLY-OWNED SUBSIDIARY OF TECHNICAL OLYMPIC, INC.)
               Condensed Consolidated Balance Sheets
                         (unaudited)
           (dollars in thousands, except per share data)
                                                March 31,   December 31,
                                                  2002         2001
                                             -------------  ------------
                      ASSETS

HOMEBUILDING:
CASH AND CASH EQUIVALENTS
  Unrestricted                               $      67,589  $    57,487
  Restricted                                        11,626        7,738
INVENTORIES                                        470,054      456,303
PROPERTY AND EQUIPMENT, net                          5,172        5,474
OTHER ASSETS                                        15,309       31,295
GOODWILL                                            14,813       14,788
                                             -------------  -----------
                                                   584,563      573,085
                                             -------------  -----------

FINANCIAL SERVICES:
CASH AND CASH EQUIVALENTS
  Unrestricted                                       6,671        7,930
  Restricted                                        12,563       19,605
MORTGAGE LOANS HELD FOR SALE                        28,719       50,933
OTHER ASSETS                                         2,870        3,295
                                             -------------  -----------
                                                    50,823       81,763
                                             -------------  -----------
     TOTAL ASSETS                            $     635,386  $   654,848
                                             =============  ===========

                    LIABILITIES
HOMEBUILDING:
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES     $      49,817  $    34,226
CUSTOMER DEPOSITS                                   21,687       21,994
CONSOLIDATED LAND BANK OBLIGATION                   29,578       30,022
BORROWINGS                                         202,000      202,938
SENIOR NOTES PAYABLE                                12,897       12,897
                                             -------------  -----------
                                                   315,979      302,077
                                             -------------  -----------
FINANCIAL SERVICES:
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES            11,626       18,828
FINANCIAL SERVICES BORROWINGS                       13,933       38,689
                                             -------------  -----------
                                                    25,559       57,517
                                             -------------  -----------
     TOTAL LIABILITIES                             341,538      359,594
                                             -------------  -----------


MINORITY INTEREST                                   31,398       35,696

                                    2
               SHAREHOLDER'S EQUITY

COMMON STOCK, $.01 par, shares authorized
  1,000; issued 100
ADDITIONAL PAID-IN CAPITAL                         215,709      215,709
RETAINED EARNINGS                                   46,741       43,849
                                             -------------  -----------
     TOTAL SHAREHOLDER'S EQUITY                    262,450      259,558
                                             -------------  -----------
                                             $     635,386  $   654,848
                                             =============  ===========





See accompanying notes to condensed consolidated financial statements.









































                                        3

                         ENGLE HOMES, INC. AND SUBSIDIARIES
               (A WHOLLY-OWNED SUBSIDIARY OF TECHNICAL OLYMPIC, INC.)
                     Condensed Consolidated Statements of Income
                                   (Unaudited)
                        (in thousands, except per share data)
                                                        Three Months Ended
                                                             March 31,
                                                    -------------  -----------
                                                         2002          2001
                                                    -------------  -----------
REVENUES
  Sales of homes                                    $     218,417  $   213,581
  Sales of land                                               215          688
  Rent and other                                            1,312        1,917
                                                    -------------  -----------
                                                          219,944      216,186
                                                    -------------  -----------
COSTS AND EXPENSES
  Cost of sales - homes                                   173,811      172,908
  Cost of sales - land                                        172          472
  Selling, general and
   administrative                                          25,011       20,970
  Severance and merger related charges                     13,748
  Depreciation and amortization                             1,440        1,690
                                                    -------------  -----------
                                                          214,182      196,040
                                                    -------------  -----------
Homebuilding pretax income                                  5,762       20,146
                                                    -------------  -----------

Financial Services:
  Revenue                                                   8,083        6,395
  Expenses                                                  4,360        3,986
                                                    -------------  -----------
Financial Services pretax income                            3,723        2,409
                                                    -------------  -----------

INCOME BEFORE INCOME TAX                                    9,485       22,555
  Provision for
  income taxes                                              3,581        8,402
                                                    -------------  -----------
NET INCOME                                          $       5,904  $    14,153
                                                    =============  ===========









See accompanying notes to condensed consolidated financial statements.


                                        4

                      ENGLE HOMES, INC. AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF TECHNICAL OLYMPIC, INC.)
           Condensed Consolidated Statement of Shareholder's Equity
                    For the Three Months Ended March 31, 2002
                                 (Unaudited)
                     (in thousands except number of shares)


                          Common Stock     Additional
                         --------------     Paid-In    Retained
                         Shares  Amount     Capital    Earnings    Total
                         ------  ------    ----------  --------  ---------

Amounts at
December 31, 2001           100     -      $  215,709  $ 43,849  $ 259,558

  Net Income for the
  Three Months Ended
  March 31, 2002                                          5,904      5,904

  Net Dividends
  to Parent                                              (3,012)    (3,012)
                        -------  ------    ----------  --------  ---------
Amounts at
March 31, 2002              100  $  -      $  215,709  $ 46,741  $ 262,450
                        =======  ======    ==========  ========  =========



























See accompanying notes to condensed consolidated financial statements.

                                       5


                        ENGLE HOMES, INC. AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF TECHNICAL OLYMPIC, INC.)
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (in thousands)
                                                     Three Months Ended
                                                          March 31,
                                                ----------------------------
                                                    2002           2001
                                                -------------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES       $      42,994    $    44,137
                                                -------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net acquisitions of property and equipment            (704)          (849)
                                                -------------    -----------
   Net cash required by investing activities             (704)          (849)
                                                -------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   (Decrease) Increase in borrowings                  (24,756)        27,001
   Repayment of borrowings                               (938)       (26,489)
   Decrease in minority interest                       (4,298)
   Decrease in consolidated land
      bank obligation                                    (443)
   Distributions to parent                             (3,012)       (19,063)
                                                -------------    -----------
   Net cash required by
   financing activities                               (33,447)       (18,551)
                                                -------------    -----------
NET INCREASE IN CASH                                    8,843         24,737

UNRESTRICTED CASH AT BEGINNING OF PERIOD               65,417         18,078
                                                -------------    -----------

UNRESTRICTED CASH AT END OF PERIOD              $      74,260    $    42,815
                                                =============    ===========


See accompanying notes to condensed consolidated financial statements.















                                       6
                      ENGLE HOMES, INC. AND SUBSIDIARIES
          (A WHOLLY-OWNED SUBSIDIARY OF TECHNICAL OLYMPIC, INC.)
           Notes to Condensed Consolidated Financial Statements
                                (Unaudited)

NOTE 1  BASIS OF PRESENTATION AND BUSINESS

     Engle Homes, Inc. and subsidiaries ("the Company") is engaged principally in the construction and sale of residential homes and land development. The Company operates throughout Florida with divisions in Broward County; Palm Beach and Martin Counties; Orlando; Fort Myers; and Naples. The Company also has divisions operating outside Florida including Dallas/Ft. Worth, Texas; Denver, Colorado; Virginia; and Phoenix, Arizona. Ancillary products and services to its residential home building include land sales to other builders, origination and sale of mortgage loans and title services. The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     There is no disclosure of earnings per share since the Company has no registered trading capital stock.

     These statements do not contain all information required by accounting principles generally accepted in the United States that are included in a full set of financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting primarily of normal recurring items necessary to present fairly the financial position of the Company at March 31, 2002 and December 31, 2001, and results of its operations for the three months ended and its cash flows for the three months ended March 31, 2002 and March 31, 2001. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

NOTE 2 INVENTORIES  (dollars in thousands)
                                                     March 31,     December 31,
                                                        2002           2001
                                                   -------------    -----------
Land and improvements for residential homes
under development                                  $     317,573     $ 302,630
Residential homes under construction                     152,481       153,673
                                                   -------------      ---------
                                                   $     470,054      $ 456,303
                                                   =============      =========











                                     7

NOTE 3 CAPITALIZATION OF INTEREST (dollars in thousands)
     Included in inventory is the following:
                                                      For the Three Months
                                                         Ended March 31,
                                                    ------------  ----------
                                                        2002         2001
                                                    ------------  ----------
Interest capitalized,
beginning of period                                 $      9,434  $   23,019
Interest incurred and
capitalized                                                3,154       5,000

Amortized to cost of sales-homes                          (6,134)     (6,293)
Amortized to cost of sales-land                               (2)        (56)
                                                    ------------   ---------
Interest capitalized, end of period                 $      6,452   $  21,670
                                                    ============   =========

NOTE 4 - SEGMENT REPORTING

     Our segments consist of homebuilding and financial services. These two segments are segregated in the accompanying condensed consolidated financial statements under "Homebuilding" and "Financial Services", respectively.

NOTE 5 - CONTINGENCIES

     In early February 2002, Alec Engelstein, Chief Executive Officer of Engle Homes, and David Shapiro, Vice President-Chief Financial Officer of Engle Homes, resigned from their executive positions with Engle Homes and alleged that they were entitled to receive severance packages in excess of $10,000,000 in the aggregate. We have advised them that we dispute their claims, but there can be no assurance that, if litigated or arbitrated, we will prevail. However, we have amounts sufficient to cover the alleged payments due to Mr. Engelstein and Mr. Shapiro in the accompanying condensed consolidated statement of income.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standard 141 (Statement 141), Business Combinations, and Statement of Financial Accounting Standards 142 (Statement
142), Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accoounting be used for all business combinations initiated after June 30, 2001. Statement 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Statement 142 is effective for the Company's fiscal year 2002. The impact of adopting Statement 141 and 142 has not been significant to the Company's financial statements.

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

Part 1 - Item II
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

     The following table sets forth for the periods indicated certain items of the Company's financial statements expressed as a percentage of the Company's total revenues:
                                                           For the Three
                                                           Months Ended
                                                             March 31,
                                                        -------------------
                                                          2002         2001
                                                        ------       ------
Total Revenues                                          100.0%       100.0%
Costs of home construction
and land sales                                           76.2         77.9
Selling, general
and administrative                                       11.0          9.4

Severance and merger related charges                      6.0

Income before taxes                                       4.2         10.1

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
                                           March 31,
                                  2002                     2001
                                     (dollars in thousands)
                            ----------------         ----------------
                            Units    Dollars         Units    Dollars
                            -----  ---------         -----  ---------
Florida(1)                  1,257    328,100         1,357    322,900
Texas                         125     24,900           171     34,400
West(2)                       388    103,200           499    139,900
Mid-Atlantic(3)               171     65,200           342     99,200
                            -----  ---------         -----  ---------
TOTAL                       1,941  $ 521,400         2,369  $ 596,400
                            =====  =========         =====  =========

(1) Florida refers to Broward County, Palm Beach County, Martin County, Orlando, Tampa, Sarasota, Naples, and Fort Myers.
(2)    West refers to Denver, Colorado and Phoenix, Arizona.
(3)    Mid-Atlantic refers to Virginia and Atlanta, Georgia.

                                        9
    The Company is marketing in 89 subdivisions at March 31, 2002, consisting of 43 subdivisions in Florida; 12 in Texas; 27 in the West and 7 in the Mid-Atlantic region.

Results of Operations:

Three Months Ended March 31, 2002 compared to March 31, 2001.

     The Company's revenues from home closings for the quarter ended March 31, 2002 increased $4.8 million (or 2.3%) compared to the same period in fiscal 2001. The number of homes delivered decreased 3.7% (to 864 from 897) while the average selling price of homes delivered increased 6.3% (to $253,000 from $238,000). Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

     Cost of home closings increased $0.9 million (or 0.5%) compared to the quarter ended March 31, 2001 primarily due to the related increase in home sale revenues. Cost of home sales as a percentage of home sales revenue decreased to 79.6% from 81.0% as a result of the product mix of homes delivered.

     The Company's selling, general and administrative ("S,G&A") expenses increased approximately $4.0 million (or 19.3%) during the three months ended March 31, 2002, as compared to the same period in fiscal 2001. S,G&A expense as a percentage of total revenues for the three months ended March 31, 2002 increased to 11.0% compared to 9.4% for the quarter ended March 31, 2001. The increase in S,G&A as a percentage of total revenue is primarily due to higher information technology expenditures and performance compensation accruals.

     Primarily as a result of the increase in severance and merger related charges, net income decreased by $8.2 million in the three months ended March 31, 2002 from the comparable period in fiscal 2001.

Liquidity and Capital Resources

     Engle's financing needs historically have varied based primarily on its operations, sales volume, inventory levels, inventory turnover, and land acquisitions. Engle's cash needs historically have been provided by cash flows from operations, unsecured bank borrowings and, from time to time, notes issued in the debt markets. At March 31, 2002, Engle had cash and cash equivalents of $98.4 million. Inventories (including land and improvements held for development and residential homes under construction) at March 31, 2002 were $470.1 million, an increase of $13.8 million, or 3.0%, from $456.3 million at December 31, 2001. This increase resulted from general growth in Engle's business.

     Cash from Operating Activies. Cash provided by operating activities decreased by $1.1 million to $43.0 million in the three months ended March 31, 2002 from $44.1 million for the three months ended March 31, 2001. Cash provided from net income decreased by $8.2 million to $5.9 million in the three months ended March 31, 2002 from $14.2 million for the three months ended March 31, 2001. The primary reason for the decrease in net income was a merger related charge of approximately $13.7 million in the three months ended March 31, 2002. Cash used for inventory increased by $35.7 million to $13.8 million for the three months ended March 31, 2002 from a source of cash of $21.9 million in the three months ended March 31, 2001. Cash flows provided by mortgages held for sale increased by $34.2 million to $22.2 million for the three months ended March 31, 2002 compared to a use of cash of $12.0 million in the three months ended March 31, 2001. Cash Flows provided by accounts payable and accrued expenses decreased $5.7 million to $8.4 million for the three months ended March
                                   10
31, 2002 from $14.1 million for the three months ended March 31, 2001.

     Cash from Financing Activities. Cash flows used in financing activities increased by $14.8 million to $33.4 million for the three months ended March 31, 2002 from $18.6 million for the three months ended March 31, 2001. Repayment of borrowings declined as a use of funds by $25.6 million to $0.9 million in the three months ended March 31, 2002 from a use of funds of $26.5 million for the three months ended March 31, 2001. Funds provided by borrowings decreased by $51.8 million using $24.8 million in funds in the three months ended March 31, 2002 from $27.0 million provided by increased borrowings for the three months ended March 31, 2001. Distributions to parent decreased by $16.1 million to $3.0 million in the three months ended March 31, 2002 from $19.1 million in the three months ended March 31, 2001. A decrease in minority interest used $4.3 million in the three months ended March 31, 2002 compared to zero in the three months ended March 31, 2001.

     Indebtedness. At March 31, 2002, Engle had homebuilding borrowings of approximately $214.9 million outstanding and an aggregate of $65.4 million in letters of credit and payment and performance bonds outstanding. Outstanding homebuilding borrowings at December 31, 2001 consisted of $202.0 million aggregate principal amount of unsecured borrowings from financial institutions, and $12.9 million of the Engle 9 1/4% Senior Notes due 2008. The letters of credit and payment and performance bonds are required for certain development activities, such as deposits on land and lot purchase contract deposits. Deposits for future purchases of land totaled $30.1 million at March 31, 2002.

     In addition, in order to fund the origination of residential mortgage loans, PHMC has a warehouse line of credit (including a purchase agreement) for $40.0 million which is guaranteed by Engle and secured by the mortgage loans held for sale. This line of credit bears interest at the Federal Funds rate plus 1.375% (2.895% at December 31, 2001) and matures July 5, 2002. PHMC is required to fund 2.0% of all mortgages originated and to sell all funded mortgages within 90 days. At March 31, 2002, the outstanding balance on the warehouse line of credit was $13.9 million.

     In connection with the acquisition of Engle by Technical Olympic on November 22, 2000, Engle entered into a credit agreement providing for a $100.0 million term loan and a $275.0 million revolving credit facility (subject to reduction based upon periodic determinations of a borrowing base). Proceeds from the term loan and the revolving credit facility were used to finance Engle's required repurchase of the then outstanding $250.0 million principal amount of 9 1/4% Senior Notes due 2008. In addition, the revolving credit facility provides working capital and credit support for the issuance of letters of credit needed from time to time. The term loan and revolving credit facility mature on November 22, 2002 whereupon all amounts outstanding become due. At March 31, 2002, $100.0 million under the term notes and $102.0 million under the revolving credit facility were outstanding.

     Additionally, approximately $13.0 million of the 9 1/4% Senoir Notes due 2008 were not tendered in the required repurchase and remain outstanding as of March 31, 2002.

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

     During 2001, the Company sold to an investment limited liability company ("Investment Company") certain undeveloped real estate tracts.  The
                                   11
Investment Company is owned by several of the current and former executive officers of the Company, including without limitation related trusts of management. As of March 31, 2002, the remaining value of lots that can be acquired by the Company approximates $29.8 million. The Company has placed deposits, entered into a number of agreements, including option contracts and construction contracts with the Investment Company, to develop and buy back fully developed lots from time to time subject to the terms and conditions of such agreements. Additionally, under these agreements, the Company can cancel these agreements to purchase the land by forfeiture of the Company's deposit. The Company believes that the terms of the purchase contract and the terms of the related option and development contracts were comparable to those available from unaffiliated parties.

     Although Engle does not have legal title to the assets of the Investment Company and has not guaranteed the liabilities of the Investment Company, Engle does exercise certain rights of ownership over the Investment Company assets. Consequently, the assets and associated liabilities of the Investment Company have been recorded in the accompanying Consolidated Balance Sheet as of March 31, 2002. Minority interest in consolidated subsidiaries, represents the equity provided by members of management.

     During 2001 and 2002, the Company entered into option arrangements with independent third parties to acquire developed lots. Under these option arrangements, the Company placed deposits, which provide the right to acquire developed lots at market prices. Additionally, under these arrangements, the Company can cancel these arrangements to purchase the land by forfeiture of the deposit.

     Although the Company does not have legal title to the assets of these independent third parties and have not guaranteed the liabilities, the Company does exercise certain rights of ownership over the entity's assets. Consequently, the assets and associated liabilities of these entities have been recorded in the accompanying consolidated statement of financial condition as of March 31, 2002.

     As a result of the above transaction, the Company has included on its consolidated statement of financial condition inventory and land deposits of approximately $61.0 million, minority interest of approximately $31.4 million, which represents the equity of investors, and consolidated land bank obligation of approximately $29.6 million. These obligations are at market interest rates and are repaid on lot closings with a final maturity through 2004.


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

In early February 2002, Alec Engelstein, Chief Executive Officer of Engle Homes, and David Shapiro, Vice President-Chief Financial Officer of Engle Homes, resigned from their executive positions with Engle Homes and alleged that they were entitled to receive severance packages in excess of $10,000,000 in the aggregate. We have advised them that we dispute their claims, but there can be no assurance that, if litigated or arbitrated, we will prevail. However, we have amounts sufficient to cover the alleged payments due to Mr. Engelstein and Mr. Shapiro in the accompanying condensed consolidated statement of income.

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



                              ENGLE HOMES, INC.
                              -----------------
                                (Registrant)


Date: MAY 14, 2002                               \s\ ANTONIO B. MON
------------------------                         ------------------------
                                                       Antonio B. Mon
                                                  Chief Executive Officer



Date: MAY 14, 2002                               \s\ TOMMY MCADEN
------------------------                         ------------------------
                                                       Tommy McAden
                                                  Chief Financial Officer


































                                      14